Form 10QSB
period 1996-09-30
ENVIROMETRICS INC /DE/
filed 1996-11-19
CIK 917253

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

         For the quarterly period ended: September 30, 1996

                  Commission file Number     0-23892

                          ENVIROMETRICS, INC.
       (Exact name of registrant as specified in its charter.)

           DELAWARE	                      57-0941152
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)            Identification No.)

          9229 UNIVERSITY BLVD., CHARLESTON, SC      29406
        (Address of principal executive offices    (Zip Code)

      Registrant's telephone number, including area code:
                         (803) 553-9456

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $.001 Par Value - 2,471,626 shares as of September 30, 1996.

PART I. - FINANCIAL INFORMATION

                                   ENVIROMETRICS, INC.



                            CONDENSED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS AND NINE MONTHS
                                       (Unaudited)

                         Three months ended 	 	  Nine months ended
                         Sept 30,    Sept 30,           Sept 30,      Sept 30,
                          1996         1995               1996           1995
                         -------     -------            -------       -------
NET SALES AND SERVICE
 REVENUE
   Services	             $  467,948   $ 1,087,772     $ 2,007,634   $ 2,980,194
   Products	                318,595       716,983       1,502,682     1,947,863
                          ---------    ----------       ---------     ---------
                            786,543     1,804,755       3,510,316     4,928,057
                          ---------    ----------       ---------     ---------
COST OF GOODS SOLD AND
  DIRECT SERVICE COSTS
   Services                 364,064       805,747       1,541,000     2,184,589
   Products                 236,790       452,560       1,070,212     1,151,511
                           --------     ---------       ---------     ---------
                            600,855     1,258,307       2,611,212     3,336,100
                           --------     ---------       ---------     ---------
     GROSS PROFIT           185,688       546,448         899,104     1,591,957
                           --------     ---------       ---------    ---------
OTHER OPERATING REVENUE       2,515         5,419           3,048       34,780
                           --------     ---------       ---------    ---------
OPERATING EXPENSES
   Sales and marketing	      61,000        131,275        246,574       449,041
   General and
     administrative         167,979       476,570         861,686     1,122,455
   Research and
     development             48,171        61,441         158,433       203,047
  Shipping and receiving     18,050        16,958          59,367        52,325
  Quality control             2,233         9,578           9,773        27,222
  Depreciation and
     amortization            56,408        66,929         175,231       195,014
                          ---------     ---------        --------     ---------
                            353,841       762,751       1,511,064     2,049,104
  Expense goodwill
   from '94 acquisition        -                          614,938          -
                          ---------      ---------      ---------     ---------
                            353,841       762,751       2,126,002     2,049,104
                          ---------      ---------      ---------     ---------

  OPERATING LOSS           (165,638)     (210,884)     (1,223,850)     (422,367)
                          ---------      ---------      ---------     ---------

FINANCIAL INCOME (EXPENSE)
  Interest income             6,435            -            7,849         5,387
  Gain on disposition
     of subsidiary          124,553            -          124,553           -
  Interest expense          (35,146)      (37,275)       (133,468)     (118,052)
  Amortization of
   loan costs               (25,378)      (15,693)        (46,449)      (32,618)
                           ---------     ---------       ---------     ---------
                             70,464       (52,968)        (47,515)     (145,283)
                           ---------      ---------      ---------     ---------
NET LOSS                  $ (95,174)    $(263,852)    $(1,271,365)    $(567,650)
                          ==========     =========     ===========     =========
Weighted average
  number of common
  shares outstanding       2,443,679     2,500,203       2,481,155     2,399,562
                          ==========     =========      ==========    ==========

Net loss per
   common share          $     (.39)   $   (0.106)     $   (0.512)    $  (0.237)
                          ==========    ==========     ===========    ==========
Dividends per
   common share          $     -        $     -         $     -       $     -
                          ==========     ==========     ==========    ==========

See Notes to Condensed Financial Statements

                                ENVIROMETRICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        September 30, 1996 and December 31, 1995
	                              (Unaudited)

       ASSETS               		        September 30,		           December 31,
					                                      1996         	          1995
-------------------------------------------------------------------------------

CURRENT ASSETS
  Cash and cash equivalents           $     15,305            $   53,143
  Cash, restricted                             -                 125,644
  Note receivable                           86,306                  -
 Trade receivables less allowance
    for doubtful accounts
    1996 $32,318; 1995 $86,000             538,793             1,191,910
  Other receivables, including amounts
    due from stockholders of
    1996 $16,400; 1995 $57,435              66,648                81,480
  Inventories                              391,657               563,981
  Prepaid expenses                          28,442               111,437
                                         ---------             ---------

   TOTAL CURRENT ASSETS                  1,127,151             2,127,595
                                         ---------             ---------
OTHER ASSETS AND INTANGIBLES
  Deposits                                  13,871                15,972
  Notes receivable                         491,228
  Organization and loan costs, net
     of accumulated amortization
     1996 $43,445; 1995 $18,304             50,537                 6,739
  Goodwill and acquisition costs,
      net of accumulated amortization
      1996 $0; 1995 $35,598                      0               623,153
  License and distribution agreements,
      net of accumulated amortization
      1996 $6,500; 1995 $2,000               23,500               28,000
  Other                                      68,687               59,816
                                          ---------            ---------
                                            647,823              733,680
                                          ---------            ---------
PROPERTY AND EQUIPMENT
  Land                                      114,218              239,120
  Buildings                                 847,988              841,790
  Furniture and equipment                 1,227,844            1,443,197
  Vehicles                                  141,027              200,050
                                          ---------            ---------
                                          2,331,077            2,724,157
   Less accumulated depreciation
      and amortization                    1,143,060            1,088,397
                                          ---------            ---------
                                          1,188,017            1,635,760
                                          ---------            ---------
                                         $2,962,991           $4,497,035
                                          =========            =========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                          $  692,616         $   246,480
  Current maturities of long-term debt      185,298             914,847
  Stockholders                               24,844              24,844
  Accounts payable                          929,044             965,155
  Accrued expenses                          447,241             454,957
                                          ---------           ---------
   TOTAL CURRENT LIABILITIES              2,279,043           2,606,283
                                          ---------           ---------
LONG-TERM DEBT,
  less current maturities                   678,476             597,363
                                          ---------           ---------
STOCKHOLDERS' EQUITY
  Common stock par value $.001;
    authorized 10,000,000 shares;
    issued 2,471,626 shares;
    1995 2,500,203 shares                     2,472              2,500
  Additional paid-in capital              5,101,418          5,117,942
  Retained earnings                      (5,098,418)        (3,827,053)
                                          ---------          ---------
                                              5,472          1,293,389
                                          ---------          ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                 $2,962,991         $4,497,035
                                          =========          =========

See Notes to Condensed Consolidated Financial Statements

                               ENVIROMETRICS, INC.

                             STATEMENTS OF CASH FLOWS

               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                     (Unaudited)

(Amounts in thousands)
                                         September 30,       September 30
                                             1996                1995
Cash Flow From Operating Activities:
  Net (loss)                            $(1,271,365)         $ (567,650)
  Adjustments to reconcile net
   income (loss)to net cash
   used in operating activities:
     Depreciation                           151,805             169,316
     Amortization                           684,813              59,055
     Provision (recoveries)for
      doubtful accounts                     (12,869)              9,990
  Non-cash expense paid by
     issuance of warrants                     7,500                 -
  (Gain) loss on disposal of equipment         (680)              2,064
  (Gain) on disposition of
      Trico Envirometrics, Inc.            (124,553)                -
  Change in assets and liabilities:
     (Increase)decrease in
      cash, restricted                      125,644             561,953
     (Increase) decrease in
      accounts receivable                   139,317            (631,282)
     (Increase) decrease in inventory       172,324             (23,269)
     (Increase) decrease in
      prepaid expenses                       58,490              63,696
     (Increase) decrease in accounts
      payable and accrued expenses          189,981             287,888
                                          ---------            --------
       Net cash provided by (used in)
         operating activities               120,407             (68,239)
                                          ---------            --------
Cash Flow From Investing Activities:
  Purchase of property
    and equipment                           (64,395)           (101,601)
  Proceeds from sale of equipment            26,555               3,000
  Collection on note receivable              22,466                 -
(Increase) in deposits, organization
   and loan and acquisition costs           (69,210)            (28,156)
(Increase) in other assets                  (20,975)            (15,171)
                                            -------             --------
       Net cash used in investing
         activities                        (105,559)           (141,928)
                                            -------             -------
Cash Flow From Financing Activities:
  Proceeds from borrowings on
   short-term notes                         327,884             818,594
  Principal payments on
   short-term notes                         (18,140)           (584,805)
  Proceeds from long-term borrowings              0              14,952
Principal payments on
   long-term borrowing                     (362,430)           (123,864)
Net proceeds from sale of stock                   0             257,813
Disbursements for offering costs                                (25,211)
                                           --------            --------
      Net Cash (used in) provided by
        financing activities                (52,686)            357,479
                                           --------            --------
      Net (decrease) increase in
        cash equivalents                    (37,838)            147,312

Cash and cash equivalents, beginning         53,143               3,295
                                            -------             -------
Cash and cash equivalents, ending          $ 15,305          $  150,607
                                            =======             =======
Supplemental Disclosure of Cash Flows
  Information
    Cash payments for interest             $132,075          $  104,040
                                            =======             =======
Supplemental Disclosure of Non Cash
  Financing Activities
    Issuance of common stock for
      accounts payable                     $ 20,947          $     -
                                            =======             =======
    Disposition of Trico Envirometrics,
      Inc. for treasury stock              $ 45,000          $     -
                                             ======             =======
    Issuance of common stock for loan cost $    -            $   7,410
                                             ======             =======

See Notes to Condensed Financial Statements

                       ENVIROMETRICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1996

(1) The unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements of the Company, and notes thereto, for the year ended December 31, 1995.

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to present fairly the consolidated financial position, results of operations and changes in cash flow for the interim periods. All such adjustments are of a normal recurring nature.

(2) Net loss per common share is computed using the weighted average number of common shares outstanding, after giving effect for the 1 for 2 reverse split effective with the initial public offering.

(3) On May 13, 1996 the Company entered into a two year financing arrangement with Reservoir Capital Corporation. Under the terms of the agreement, the Company will offer to sell to Reservoir Capital Corp.
the eligible trade accounts receivable at an approved advance rate. On that date Reservoir Capital Corporation advanced approximately $233,000 on behalf of the Company. The Company immediately reduced one of its bank notes by approximately $50,000. The Company intends to utilize the remaining funds to reduce its trade accounts payable.

(4) The mortgage on the property of approximately $600,000 was refinanced in July 1996 and accordingly a portion was reclassified to long-term debt at September 30, 1996. In addition, the Company entered into contracts for the sale of all of its real estate holdings. One transaction was completed on October 18, 1996. Net proceeds of approximately $70,000 were used to pay down the mortgage. The two remaining contracts are expected to close no later than November 30, 1996. Proceeds from the sale will be used to pay off remaining mortgages approximating $35,000 and approximately $58,000 of accounts payable.

(5)	The Company disposed of the civil engineering service group during the third quarter of 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and with the Company's audited financial statements, and notes thereto, for the fiscal year ended December 31, 1995.

RESULTS OF OPERATIONS

Quarter Ended September 30, 1996 Compared to Quarter Ended September 30, 1995

      Sales and revenue for the third quarter of 1996 of $786,500 decreased by 56.4% or $1,018,200 from the third quarter of 1995 which were $1,804,700. The Service group decreased its sales by 57.0% or $619,800 to $467,900, and the Products group lost revenues of $398,400 (55.6%)and reported $318,600 for the third quarter of 1996 as compared to $717,000 for the third quarter of 1995. Included in the Service group revenue reduction of $619,800 is a decrease of $446,600 related to the Environmental Consulting and Engineering and Civil Engineering and Surveying Division which was disposed at July 31, 1996. The Consultative Services and Air Quality groups reported $173,200 less revenues for the third quarter of 1996 as compared to 1995.

Cost of goods sold and direct service costs decreased by 52.3% or $657,500 to $600,800 for the third quarter of 1996 as compared to $1,258,300 reported for the third quarter of 1995. The Services
Division reduced its direct service costs by $441,700 (54.8%) and reported $364,000 for the third quarter of 1996 as compared to $805,700 for the third quarter of 1995. Included in the Service group direct service costs reduction of $441,700 is a decrease of $322,500 related to the Environmental Consulting and Engineering and Civil Engineering and Surveying Division which was disposed at July 31, 1996. The Products group decreased its cost of goods sold by $215,800 (47.7%) to $236,800 for the third quarter of 1995.

The gross margins for the quarter ended September 30, 1996 decreased by $360,800, to $185,700 for the third quarter of 1996 as compared to
$546,400 for the third quarter of 1995. The Services division recorded a significant decrease of 63.2% or $178,142 in gross profit and reported 103,900 for the third quarter of 1996 as compared to $282,000 for the third quarter of 1995. The Products Division experienced a 69.1% or $182,600 reduction in its gross margin and reported $81,800 for the third quarter of 1996 as compared to 264,400 for the third quarter of 1995. The Products Division has experienced significant declines in the gross margins on its air sampling cassettes products due to an agreement with a major customer. Percentage comparisons of gross margins reported by the company are as follows:
[S]                 [C]            [C]                [C]
Period              Total          Products           Services
3rd Quarter 1996    23.6%            25.7%              22.2%
3rd Quarter 1995    30.3%            36.9%              25.9%

Other operating revenue decreased by $2,900 to $2,500 for the third quarter ended September 30, 1996 as compared to $5,400 for the quarter ended September 30, 1995.

Operating expenses were $408,900 lower and amounted to $353,800 for the quarter ended September 30, 1996, as compared to $762,700 reported for the quarter ended September 30, 1995. Included in the third quarter 1996 operating expenses is the recovery of approximately $80,000 of amounts expensed in 1995 related to a financial settlement with a former officer.

Sales and marketing expenses decreased by 53.5% decrease over the same period in 1995. The reduction in sales personnel and related cost savings at the Products Division, which resulted from the agreement with Zellweger Analytics, Inc. for the distribution of the ACT product line amounted to $70,300, a 53.5% decrease over the 131,300 reported in 1995. General and administrative costs decreased by $308,600 to $168,000, including the $80,000 expense reduction discussed above, for the quarter ended September 30, 1996, as compared to $476,600 reported for the quarter ended September 30, 1995. A portion of the decrease is due to a reduction in personnel and restructuring of costs. Research and development costs decreased by $13,300, a 21.6% reduction over the same period in 1995, to $48,200 for the quarter ended September 30, 1996 as compared to $61,500 for the quarter ended September 30, 1995. Shipping and receiving costs increased by $1,100 to $18,100 for the quarter September 30, 1996 as compared to $17,000 for the quarter ended September 30, 1995. A reduction of $7,300 in costs related to quality control was also the result of a reduction in personnel in the third quarter of 1996 as compared to 1995. Depreciation and amortization costs decreased by $10,500 for the third quarter ended September 30, 1996 as compared to 1995. All of the decrease is attributable to the disposition of the engineering services group. Operating expenses generally have declined as a result of reductions in personnel reported during the first quarter of 1996, consolidation of facilities, and as a result of the disposition of the civil engineering services division during the third quarter of 1996.

The Company incurred an operating loss of $165,600 for the third quarter of 1996 as compared to an operating loss of $210,900 for the third quarter of 1995. The net operating loss for the second quarter of 1996, excluding the one time recovery of $80,000 from the financial settlement with a former officer would have been $245,600 which is $34,700 higher than the $210,900 operating loss reported for the third quarter of 1995.

Interest income for the third quarter of 1996 was $6,400 and resulted from interest earned on a note that was exchanged in connection with the disposition of the civil engineering service group completed on July 31, 1996. The company also recorded a gain of $124,500 for the third quarter of 1996 related to the disposition of the civil engineering service group. Interest expense of $35,200 for the third quarter of 1996 was $2,100 less than the amount reported for the third quarter of 1995 which was $37,300. Amortization of loan costs for the third quarter of 1996 was $25,400 and was $9,700 higher that the $15,700 reported for the third quarter of 1995. These higher amortization costs were related to the asset based line of financing initiated in May 1996 and the refinancing of the mortgage in July 1996.

The Company incurred a net loss of $95,200 for the quarter ended September 30, 1996 as compared to a net loss of $263,800 for the quarter ended September 30, 1995. Included in the quarter ended September 30, 1996 net loss is the gain on the disposition of the engineering services division of $124,500 and the recovery of approximately $80,000 of amounts previously expensed due to a financial settlement with a former officer as compared to the first nine months of 1995. The net loss for the quarter ended September 30, 1996 excluding the gain on the disposition of the engineering services division of $124,500 and the recovery of approximately $80,000 of amounts previously expensed would have been $299,700 which is $35,900 higher than the $263,800 reported for the quarter ended September 30, 1995.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

     Sales for the first nine months of 1996 amounted to $3,510,300 which were $1,417,700 (28.8%)lower than the $4,928,000 reported for the first nine months of 1995. The Service group decreased its sales by 32.6% or $972,600 to $2,007,600 and the Products group lost revenues of $445,200 (22.9%)and reported $1,502,700 for the nine months ended September 30, 1996 as compared to $1,947,900 for the nine months ended September 30, 1995. Included in the Service group revenue reduction of $972,600 is a decrease of $452,000 related to the Environmental Consulting and Engineering and Civil Engineering and Surveying Division which was disposed at July 31, 1996. The Consultative Services and Air Quality groups reported $520,600 less revenues for the first nine months of 1996 as compared to the first nine months of 1995. The Products group reported $1,502,700 in sales for the nine months ended September 30, 1996 which was $445,200 less revenues than the $1,947,900 reported for the first nine months of 1995.


Cost of goods sold and direct service costs decreased by 21.7% or $724,900 to $2,611,200 for the first nine months of 1996 as compared to $3,336,100 reported for the first nine months of 1995. The Services Division reduced its direct service costs by $643,600 (29.5%) and reported $1,541,000 for the first nine months of 1996 as compared to $2,184,600 for the first nine months of 1995. The Products group decreased its cost of good sold by $81,300 or 7.1%, to $1,070,200 for 1996 as compared to $1,151,500 for the first nine months of 1995.

The gross margins for the first nine months ended September 30, 1996 decreased by $692,800, a decrease of 43.5%, to $899,100 as compared to $1,591,900 for the nine months ended September 30, 1995. The Services Division recorded a significant decrease of 37.6% or $299,000 in its gross margin for the first nine months of 1996 as compared to the first nine months of 1995. The Products Division also experienced a significant decrease of 45.7% or a $363,900 reduction in its gross margin for the first nine months of 1996 as compared to the first nine months of 1995. The Products Division has experienced significant declines in the gross margins on its air sampling cassettes products due to an agreement with a major customer.

Percentage comparisons of gross margins reported by the company are as follows:

[S]                     [C]         [C]           [C]
Period                  Total       Products      Services
1st Nine Months 1996    25.6%		     28.8%			      23.2%
1st Nine Months 1995	   32.3%		     40.9%			      26.7%

Other operating revenue decreased by $31,700 to $3,000 for the first nine months ended September 30, 1996 as compared to $34,700 for the first nine months ended September 30, 1995. This decrease is attributable to a change in the way the Company recorded service charges for 1995. For 1996 the Company records service charges as revenue when collected rather than when applied to customer accounts.

Operating expenses were $76,900 higher and amounted to $2,126,000 for the nine months ended September 30, 1996, as compared to $2,049,100 reported for the nine months ended September 30, 1995. The operating expenses for the first nine months of 1996 included a one time charge of approximately $615,000 related to the write-off of unamortized goodwill related to the civil engineering service group acquisition made on November 30, 1994. The operating expenses for the first nine months of 1996, excluding the one time charge of $615,000 would have been $1,511,000 which is $538,100 lower than the $2,049,100 reported for the first nine months ended September 30, 1995. Sales and marketing expenses decreased by $202,500, which savings were mostly attributable to the agreement with Zellweger Analytics, Inc. for the distribution of the ACT product line. General and administrative costs decreased by $260,800 to $861,700 for the nine months ended September 30, 1996, as compared to $1,122,500 reported for the nine months ended September 30, 1995. Included in the third quarter 1996 general and administrative expenses is the recovery of approximately $80,000 of amounts expensed in 1995 related to a financial settlement with a former officer. If the recovery of amounts previously expensed had been excluded, general and administrative expenses would have decreased by $180,800. A portion of the decrease is due to a reduction in personnel and restructuring of costs. Research and development costs decreased by $44,600 to $158,400. Shipping and receiving costs increased by $7,000 to $59,300 for the nine months ended September 30, 1996 as compared to $52,300 for the nine months ended September 30, 1995. A reduction of $17,400 in costs related to quality control was also the result of a reduction in personnel in the nine months of 1996 as compared to 1995. Depreciation and amortization costs decreased by $19,800 for the third quarter ended September 30, 1996 as compared to 1995. All of the decrease is attributable to the disposition of the engineering services group. Operating expenses generally have declined as a result of reductions in personnel reported during the first quarter of 1996, consolidation of facilities, and as a result of the disposition of the civil engineering services division during the third quarter of 1996.

The Company incurred an operating loss of $1,223,800 for the nine months ended September 30, 1996 as compared to an operating loss of $422,400 for the nine months ended September 30, 1995. Included in the 1996 operating loss for the first nine months ended September 30, 1996 is the write-off of approximately $615,000 of unamortized goodwill related to the civil engineering service group acquisition made on November 30, 1994 and the recovery of approximately $80,000 of amounts previously expensed due to a financial settlement with a former officer as compared to the first nine months of 1995. If these non recurring amounts had not been included, the operating loss would have been $688,800 for the nine months ended September 30, 1996 as compared to the operating loss of $422,400 reported for the first nine months ended September 30, 1995.

Interest income for the nine months ended September 30, 1996 was $2,500 higher than the amount recorded for 1995. All interest earned in 1996 resulted from interest earned on a note that was exchanged in connection with the disposition of the civil engineering service group completed on July 31, 1996. The company also recorded a gain of $124,500 for the third quarter of 1996 related to the disposition of the civil engineering service group. Interest expense of $133,500 for the nine months ended September 30, 1996 was $15,400 higher than the amount reported for the first nine months of 1995 which was $118,100. Amortization of loan costs for the first nine months of 1996 was $46,400 and was $13,800 higher than the $32,600 reported for the first nine months ended September 30, 1995. These higher amortization costs were related to the asset based line of financing initiated in May 1996 and the refinancing of the mortgage in July 1996.

The Company incurred a net loss of $1,271,400 for the first nine months ended September 30, 1996 as compared to a net loss of $567,600 for the nine months ended September 30, 1995. Included in the nine months ended

September 30, 1996 net loss is the write-off of approximately $615,000 of unamortized goodwill related to the civil engineering service group acquisition made on November 30, 1994, the gain on the disposition of the engineering services division of $124,500, and the recovery of approximately $80,000 of amounts previously expensed due to a financial settlement with a former officer as compared to the first nine months of 1995. The net loss for the first nine months of 1996, excluding the one time charge of $615,000, the gain on the disposition of the engineering services division of $124,500, and the recovery of approximately $80,000 of amounts previously expensed would have been $860,900 which is $293,300 higher than the $567,600 reported for the first nine months of 1995.

FINANCIAL CONDITION

The Company's financial condition continued to deteriorate during the first nine months of 1996 due principally to continued operating losses and the write-off of the unamortized goodwill resulting from an acquisition made in 1994.

     The working capital deficiency has increased from $481,700 at December 31, 1995 to $1,154,900 at September 30, 1996.

Effective January 1, 1996 the Company, through its Products Division subsidiary, entered into a two year Master Distribution Agreement with Zellweger Analytics, Inc. Zellweger has become the exclusive national and international distributor of the Company's proprietary passive air monitoring technology, known as the ACT Monitoring Card System(TM). Zellweger is responsible for all sales and marketing activity of the system. The Company has already experienced a decrease in sales and marketing costs as a result of the agreement.

     Under the Master Distribution Agreement quarterly payments totaling $675,000 are to be made at the beginning of each calendar quarter for 1996 based on forecasted sales. A total of $438,750 has been received for the first, second and third quarters of 1996. The final 1996 quarterly payment of $236,250 was received on October 3, 1996. Quarterly payments for forecasted sales for 1997 are expected to be determined during the fourth quarter of 1996.

During July 1996 the Company disposed of its Engineering Services Division. The disposition resulted in a gain of approximately $124,500 during the third quarter of 1996. This group, which was acquired during 1994, had not performed as planned, and the refocus of the operating activities to laboratory services and promotion of the ACT product line discussed above led to the decision to dispose of this division.

	In January 1996 the Company modified two of its loan agreements the borrowings under which were due and extended the due dates to January 15, 1997. In addition, on February 26, 1996 The United States Company loaned $150,000 to the Company for an initial 30 days. Subsequent to its due date the note was amended and extended to October 1996. Richard H. Guilford, Chairman of the Board of Directors of the Company, Maurizio F. Giabbai, Ph.D., A Director of the Company, and Elsie L. Rose, CPA,
Treasurer of the Company, are Principals in The United States Company.
During October 1996 $115,000 was repaid and a balance of $35,000 remains outstanding.

On May 13, 1996 the Company entered into a two year financing arrangement with Reservoir Capital Corporation. Under the terms of the agreement, the Company will offer to sell to Reservoir Capital Corporation the eligible trade accounts receivable at an approved advance rate. On that date Reservoir Capital Corporation advanced approximately $233,000 on behalf of the Company. The Company immediately reduced one of its bank notes by approximately $50,000. The Company intends to utilize the remaining funds to reduce its trade accounts payable. At the same time an officer of the Company replaced $40,000 of a bank note payable by advancing funds at an interest rate of .5% over the prime rate charged by BB&T. This note is due January 15, 1997.

On July 27, 1996 the Company refinanced its mortgages held by NationsBank. The new mortgages are for a period of two years, based on a 15 year amortization and carry interest at 12.5%. Cash savings from this refinancing are expected to approximate $7,000 per month.

On October 18, 1996, the Company announced that it had signed a letter of intent with Intellisource, Inc. to acquire 100% of the outstanding stock of Employee Management Solutions, Inc. (EMS), a wholly owned subsidiary of Intellisource, Inc. In a related transaction, the Company also entered into a letter of intent to acquire substantially all of the assets and certain liabilities of Employee Resource Management, Inc. (ERM), a South Carolina corporation.

On November 15, 1996, the Company announced that merger discussions with Employee Resource Management, Inc. were terminated. The Company also announced on that date that as a result, the Company would be delisted by Nasdaq effective November 25, 1996 for failure to comply with Nasdaq net capital requirements. The November 25 deadline had been previously imposed by Nasdaq in the Company's appeal of an earlier delisting decision by Nasdaq. The Company did announce, however, that discussions were continuing with another party concerning a capital investment. No assurance was given that such investment, or any other transaction now under consideration by the Company, would result in continued listing of Envirometrics, Inc. in the Nasdaq Small Cap market.

In addition, the Company entered into contracts for the sale of all of its real estate holdings. One transaction was completed on October 18, 1996. Net proceeds of approximately $70,000 were used to pay down the mortgage.
The two remaining contracts are expected to close no later than November 30, 1996. Proceeds from the sale will be used to pay off remaining mortgages approximating $35,000 and approximately $58,000 of accounts payable.

During the third quarter the Company borrowed an additional $50,000 from a partnership owned by a shareholder.

PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K
   Exhibit
10.1  Note Modification and Extension Agreement with Shakespeare
     Partners, L.P. (filed separately)

SIGNATURES


 	Pursuant to the registration requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


						ENVIROMETRICS, INC.
						(Registrant)


November 19, 1996               ----------------------------------
                                Elsie L. Rose, CPA, Treasurer
                                Signing on behalf of the registrant
                                and as principal financial officer