Form 10QSB
period 1997-03-31
ENVIROMETRICS INC /DE/
filed 1997-05-19
CIK 917253

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D. C.   20549

                          FORM 10-QSB

  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT 1934

        For the quarterly period ended June 30, 1996

             Commission file Number     0-23892

                     ENVIROMETRICS, INC.
    (Exact name of registrant as specified in its charter.)

    DELAWARE	                    	    57-0941152
(State or other jurisdiction of   	    (I.R.S. Employer
incorporation or organization)         Identification No.)

                    9229 UNIVERSITY BOULEVARD
                      CHARLESTON, SC 29406
             (Address of principal executive offices)

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

YES []        NO [X]

As of  July 31, 1996 the Registrant had outstanding
2,500,203 shares of common Stock. Transitional small business disclosure format (check one):

YES [  ]     NO [X]

INDEX


PART I.	FINANCIAL INFORMATION		                  Page #

Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets at
             June 30, 1996 and December 31, 1995                 2-3

		Condensed Statements of Operations for the
              First Quarter ended March 31, 1997 and 1996        4-5

		Condensed Statements of Cash Flows for the
               First  Quarter ended March 31, 1997 and 1996      6-7

		Notes to Consolidated Financial Statements	                      8

  Item 2.	Management's Discussion and Analysis of
            Results of Operations and Financial
            Conditions				                                      9-14

PART II.	OTHER INFORMATION

  Item 1.	Legal Proceedings	                                      15

  Item 6.	Exhibits and Reports                                    15

Signature					                                                    15

                 ENVIROMETRICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                 June 30, 1996 and December 31, 1995

                                  March 31, 1997      December 31, 1996
 ASSETS                             (Unaudited)           (Unaudited)


CURRENT ASSETS
  Cash and cash equivalents       $    34,481         $      29,604
  Current portion of notes
     receivable                        72,186	               74,000
  Trade receivables less allowance
    for doubtful accounts of
    1997 $26,353; 1996 $26,353        349,745               364,458
  Other receivables, including
     amounts due from stockholders
     1997 $44,026; 1996 $33,035        85,138		              52,123
  Inventories                  	      148,238               287,541
  Prepaid expenses	      	             61,494                87,867
                                     --------              --------
    TOTAL CURRENT ASSETS              751,282               895,593
                                     --------              --------
OTHER ASSETS AND INTANGIBLES
  Deposits		     	                     29,116                30,737
  Notes receivable                    696,745               727,307
  Organization and loan costs,
    net of accumulated amortization
    1997 $5,796; 1996 $40,372          26,005                31,801
  License and distribution agreements
    net of accumulated amortization
    1997 $7,500; 1996 $6,000           20,500                22,000
  Other                                79,178                76,788
                                      -------               -------
                                      851,544               888,633
                                      -------               -------

 PROPERTY AND EQUIPMENT
   Furniture and equipment 	        1,240,727             1,240,727
   Vehicles                            61,342               106,299
                                    ---------             ---------
                                    1,302,069             1,347,026

   Less accumulated depreciation
     and amortization                (970,697)             (968,247)
                                    ---------             ---------
                                      331,372               378,779
                                    ---------             ---------
                                   $1,934,198            $2,163,005


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable 				              $    89,075           $  80,762
  Current maturities of
    long-term debt		                  770,061             525,506
  Accounts payable		                  522,267             851,239
  Accrued expenses                    601,136             612,551
                                    ---------           ---------
TOTAL CURRENT LIABILITIES       	   1,982,539           2,070,058
                                    ---------           ---------

LONG-TERM DEBT,
  less current maturities             288,173             352,585
                                   ----------          ----------
STOCKHOLDERS' EQUITY
  Common stock par value $.001 per
    share $.001;
    authorized 10,000,000 shares;
    issued 1997 - 2,471,626 shares;
    1996 - 2,500,203 shares             2,472               2,472
  Additional paid-in capital        5,101,417           5,101,417
  Retained deficit                 (5,440,403)         (5,363,527)
                                   ----------           ----------
                                   (  336,514)          (  259,638)
                                   ----------           ----------
 TOTAL LIABILITIES AND
    STOCKHOLDERS'  EQUITY           $1,934,198           $2,163,005
                                    ==========           ==========

See Notes to Condensed Financial Statements

                   ENVIROMETRICS, INC.  AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)
            FOR THE QUARTER ENDED MARCH 31, 1997 and 1996

                                           Three months ended
                                   March 31, 1997      March 31, 1996
                            	     --------------      --------------
NET SALES AND SERVICE REVENUE
   Services                       $   295,545          $   801,829
   Products	                          391,581              722,477
                                   ----------           ----------
                                      687,126            1,524,306

COST OF GOODS SOLD AND
  DIRECT SERVICE COSTS

  Services	                           177,130             583,223
  Products	                           276,704             512,239
                                   -----------          ----------
                                       453,834           1,095,462
                                   -----------          ----------

     GROSS PROFIT                      233,292             428,844
                                   -----------          ----------

OTHER OPERATING REVENUE                  9,753                 113
                                   -----------          ----------

OPERATING EXPENSES

  Sales and marketing                   51,091              94,263
  General and administrative           166,901             361,374
  Research and development		            41,683              61,832
  Shipping and receiving	                5,903              18,091
  Quality control                         --                 3,742
  Depreciation and amortization         32,201              64,790
                                     ---------           ---------
                                       297,779             604,092
                                     ---------           ---------

        OPERATING LOSS                ( 54,734)           (175,135)
                                     ---------           ---------
FINANCIAL INCOME (EXPENSE)
  Interest income                       15,391               1,414
  Interest expense                     (32,158)            (39,108)
  Amortization of loan costs            (5,375)             (5,154)
                                     ---------            --------
                                       (22,142)            (42,848)
                                     ---------            --------

NET LOSS                            $  (76,876)        $  (217,983)
                                     =========          ==========

Net loss per common share           $   (0.031)        $    (0.087)
                                     =========          ==========
Dividends per common share          $     -          $        -
                                     =========          ==========
Weighted average number
  of common shares outstanding       2,471,626           2,500,203


See Notes to Condensed Financial Statements

                ENVIROMETRICS, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
           FIRST QUARTER ENDED MARCH 31, 1997 AND 1996


                                        March 31, 1997   March 31, 1996
                                          (Unaudited)      (Unaudited)
Cash Flow From Operating Activities:
   Net (loss)   			                     $ (  76,876)     $ (217,983)
   Adjustments To Reconcile net
    (loss) to net cash used in
     operating activities
   Depreciation and amortization             32,201          64,790
   Amortization of loan costs                 5,375           5,154
   Provision (recoveries for
     doubtful accounts                          -           (12,759)
  Non-cash expense paid by issuance
    of warrants                                 -             3,750
  (Gain) loss on disposal of equipment          -                -
  Change in assets and liabilities:
    Decrease in cash, restricted                -             99,297
    (Increase) decrease in accounts
       receivable                             14,713         105,498
    (Increase)in inventory                   139,303         (39,085)
    (Increase)decrease in prepaid expenses    26,373          20,136
    Decrease(increase)in accounts payable
     and accrued expenses                    (64,429)          44,844
                                            --------         --------
      Net cash provided by
        operating activities                  76,660           73,642
                                            --------         --------


Cash Flow From Investing Activities:
  Property and equipment                      18,748         ( 3,080)
  (Increase) in deposits, organization
     and loan and acquisition costs             -            (41,498)
  Decrease in notes receivable                32,376             -
  (Increase) in other assets                 (35,405)        (14,205)
                                            --------        --------
  Net cash used in investing activities       15,719         (58,783)

Cash Flows From Financing Activities:
  Net proceeds from borrowings on
   short-term notes	                           8,313          200,000
  Principal payments on short-term notes                     (150,000)
  Proceeds from long-term borrowing          (95,815)        (111,933)
                                           ---------         --------
    Net cash used in financing activities    (87,502)         (61,933)
                                           ---------         --------
    Net (decrease) increase in cash and
      cash equivalents                         4,877          (47,074)

Cash and cash equivalents, beginning          29,604           53,143
                                           ---------         --------
Cash and cash equivalents, ending           $ 34,481        $   6,069
                                           =========         ========

Supplemental Disclosure of Cash Flows
  Information
    Cash payments for interest            $                $   32,467
                                           =========        =========


See Notes to Condensed Financial Statements

Envirometrics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

(4) The Company disposed of the civil engineering service group during the third quarter of 1996.

(5) All real property was disposed of as of December, 1996. The first and second mortgages were paid out and the Company took a $230,000 note from the Buyer, Dr. James Miller.

Three Months Ended March 31, 1997 Compared to Three Months
Ended March 31, 1996

Sales for the first Three months of 1997 amounted to $687,100 which were $837,200 (54.9%)lower than the
$1,524,300 reported for the first Three months of 1996.
The Service group decreased its sales by 63.1% or $506,300 to $295,500 and the Products group lost revenues of $330,900 (45.8%)and reported $391,600 for the Three months ended March 31, 1997 as compared to $722,500 for the Three months ended March 31, 1996. Included in the Service group revenue reduction of $506,300 is a decrease of $433,200 related to the Environmental consulting and Engineering and Civil Engineering and Surveying Division which was disposed at July 31, 1996. The Consultative Services and Air Quality groups reported $73,100 less revenues for the first Three months of 1997 as compared to the first Three months of 1996. The reason for the reduction in the Products group revenue is related to the decrease in activity in asbestos air monitoring in the industry.

Cost of goods sold and direct service costs decreased by 45.6% or $641,600 to $453,800 for the first Three months of 1997 as compared to $1,095,600 reported for the first Three months of 1996. The Services Division reduced its direct service costs by $406,100 (69.6%) and reported $177,100 for the first Three months of 1997 as compared to $583,200 for the first Three months of 1996. Included in the Service group direct service costs reduction of $406,100 is a decrease of $284,500 related to the Environmental Consulting and Engineering and Civil Engineering and Surveying Division which was disposed at July 31, 1996. The Products group decreased its cost of good sold by $235,500 or 46.0%, to $276,700 for 1997 as compared to $512,200 for the first
Three months of 1996 due to the non stockpiling of air monitoring cassettes by one large customer.

The gross profit for the first Three months ended March 31, 1997 decreased by $195,600, a decrease of 45.6%, to $233,300 as compared to $428,800 for the Three months ended March 31, 1996. The Services Division recorded a significant decrease of 45.8% or $100,200 in its gross profit for the first
Three months of 1997 as compared to the first Three months of 1996. Included in the Service group gross profit reduction of $100,200 is a decrease of $148,600 related to the Environmental Consulting and Engineering and Civil Engineering and Surveying Division which was disposed at July 31, 1996. Excluding the decrease from the disposition of the Engineering and Civil Engineering and Surveying Division, the gross profit for the remaining services increased by $48,400. The Products Division experienced a significant decrease of 45.4% or a $95,400 reduction in its gross profit for the first Three months of 1997 as compared to the first Three months of 1996.

The Services Division reported a 40.1% gross margin for the first quarter of 1997 as compared to a 27.3% margin for the same quarter in 1996. The reason for the significantly improved gross margin in the Services Division and the $100,200 decrease in the amount of gross profit reported by that division is related to the Environmental Consulting and Engineering and Civil Engineering and Surveying Division, which was disposed at July 31, 1996, and the efficiency gained from downsizing of personnel and reduction of nonbillable expenses, including compensation. The Products Division reported a 29.3% gross margin for the first quarter of 1997 as compared to a 29.1% margin for the same quarter in 1996.

Percentage comparisons of gross margins reported by the company are as follows:

Period                    Total     Products     Services
1st Three Months 1997     33.9%     29.3%        40.1%
1st Three Months 1996     28.1%     29.1%        27.3%

Percentage comparisons of gross margins reported by the company excluding the Environmental Consulting and Engineering and Civil Engineering and Surveying Division, which was disposed at July 31, 1996, are as follows:

Period                    Total     Products     Services
1st Three Months 1997     33.9%     29.3%        40.1%
1st Three Months 1996     28.1%     29.1%        19.0%

Other operating revenue increased by $9,700 to $9,800 for the first Three months ended March 31, 1997 as compared to $100 for the first Three months ended March 31, 1996.

Operating expenses were $306,300 lower and amounted to $297,800 for the Three months ended March 31, 1997, as compared to $604,100 reported for the Three months ended
March 31, 1996. The operating expenses for the first Three months of 1996 included $104,500 of expenses related the Environmental Consulting and Engineering and Civil
Engineering and Surveying Division, which was disposed on July 31, 1996. Sales and marketing expenses decreased by $43,200, which savings were mostly attributable to the agreement with Zellweger Analytics, Inc. for the distribution of the ACT product line. General and administrative costs decreased by $194,500 to $166,900 for the Three months ended March 31, 1997, as compared to $361,400 reported for the Three months ended March 31, 1996. Included in the first quarter 1996 general and administrative expenses is approximately $25,000 of consulting fees that were related to a contract that was terminated in August 1996 and $81,700 of amounts attributable to the Environmental Consulting and Engineering and Civil Engineering and Surveying Division, which was disposed on July 31, 1996. A portion of the decrease is due to a reduction in personnel and restructuring of costs. Research and development costs decreased by $20,100 to $41,700. Shipping and receiving costs decreased by $12,200 to $5,900 for the Three months ended March 31, 1997 as compared to $18,100 for the Three months ended March 31, 1996. This decline is related to the decrease in sales reported above. A reduction of $3,700 in costs related to quality control was the result of a reduction in personnel in the first quarter of 1996. Depreciation and amortization costs decreased by $32,600 for the first quarter ended March 31, 1997 as compared to 1996 of which $22,800 was attributable the Environmental
Consulting and Engineering and Civil Engineering and
Surveying Division, which was disposed on July 31, 1996.

The Company incurred an operating loss of $54,700 for the Three months ended March 31, 1997 as compared to an operating loss of $175,100 for the Three months ended March 31, 1996. The operating loss for the Three months ended March 31, 1996 would have been $218,700, excluding the Environmental Consulting and Engineering and Civil Engineering and Surveying Division, which was disposed on July 31, 1996.

Interest income for the Three months ended March 31, 1997 was $14,000 higher than the amount recorded for 1996. Interest earned in 1997 resulted from interest earned on a note that was exchanged in connection with the disposition of the Environmental Consulting and Engineering and Civil Engineering and Surveying Division completed on July 31,1996 and a mortgage note that was recorded as a result of the sale of the real property in December 1996. Interest expense of $32,100 for the Three months ended March 31, 1997 was $6,900 lower than the amount reported for the first Three months of 1996 which was $39,100. Amortization of loan costs for the first Three months of 1997 was $5,400 and was $200 higher than the $5,200 reported for the first Three months ended March 31, 1996.

The Company incurred a net loss of $76,900 for the first Three months ended March 31, 1997 as compared to a net loss of $218,000 for the Three months ended March 31, 1996. The net loss for the first Three months of 1996, excluding the Environmental Consulting and Engineering and Civil Engineering and Surveying Division, which was disposed on July 31, 1996 would have been $255,500 which is $37,500 higher than the $218,000 reported for the first Three months of 1996.

FINANCIAL CONDITION


The Company's financial condition continued to deteriorate during the first Three months of 1997 due principally to continued operating losses, and the Company is experiencing severe cash flow problems.

The working capital deficiency has increased from $1,174,500 at December 31, 1996 to $1,231,300 at March 31, 1997.

The Company has been negotiating with several vendors to restructure accounts payable and certain lenders appear willing to restructure debt since the Company has not been able to meet its obligations timely. In January 1997, the Company entered into agreements with several lenders that ties payment of debts to actual collections from notes receivable and related interest payments received.

The Consultative Services Division experienced a reduction in sales revenues and the trade receivables from that group are down to $161,700 at March 31, 1997 from $207,400 at
December 31, 1996. The Products Division reduced inventories by $139,300 to $148,200 from $287,500 at December 31, 1996 as a result of cash flow problems which resulted in less products available for sale.

During January 1997 the Company, through its Products
Division subsidiary, terminated its two year Master
Distribution Agreement with Zellweger Analytics, Inc.
(Zellweger) for non performance. The Company is currently in discussions with Zellweger to reach agreement on the prepaid purchase deposit in excess of $500,000 which is recorded as deferred revenue and included in accrued liabilities at March 31, 1997 and December 31, 1996.

In April 1997, the Company was successful in subleasing its office space at Faber Place to another Company for one year. This will result in savings of approximately $3,000 per month in rent. The Company has been experiencing a reduction in facility costs since it disposed of its real estate in December 1996. The Company executed a five year lease on its University Boulevard location after the sale of the real estate, and has reduced its monthly cash outlay by approximately $7,000.

The Company receives interest income in 1997 of approximately $5,000 per month from two notes receivable executed during 1996, related to the disposition of the Environmental Consulting and Engineering and Civil
Engineering and Surveying Division on July 31, 1996 and sale of the real estate in December 1996.

The Company entered into an agreement to sell its air sampling cassettes products line, including equipment and inventory, for cash, to a major customer during May 1997. The total amount of cash to be received by the Company is dependent on sales of inventory acquired by the Seller, to third parties after the transaction is complete. This transaction is in keeping with management's decision to eliminate unprofitable or marginally profitable services and products. The cash collected from this transaction will be used to pay down certain vendors.

The Company has a factoring agreement with Reservoir Capital Corporation (Reservoir) which advances funds based on invoicing for sales of the Products Division. The Company intends to pursue a release of the first lien on accounts receivable, held by the Small Business Administration (SBA) as collateral against debt on invoicing of the laboratory and consultative division, which are not currently factored, and to continue its factoring arrangement with Reservoir. There is no assurance that the Company can be successful in obtaining a release of the accounts receivable by the SBA, and the Company will realize a cash flow reduction if it is unable to negotiate such an arrangement. The Company believes there is adequate collateral to secure the SBA loans, considering other assets that also secure the SBA debt.

The Company intends to expand its consultative services, including outsourcing, and is in discussions with another company to jointly market a broad base of services including health and safety services beginning in the second quarter of 1997. In addition, the Company is looking to grow its laboratory services base through aggressive marketing, identifying potential merger partners (other industrial hygiene laboratories) to increase revenues and streamline or reduce costs.

PART II.       OTHER INFORMATION

 Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports

Exhibit

10.1 Stock Purchase Agreement by and between Envirometrics, Inc., Andrew C. Gillette and Trico Envirometrics, Inc.

10.2 Promissory Note and related documents by and between Trico Envirometrics, Inc. (Andrew C. Gillette) and
      Envirometrics, Inc.

10.3  Real Estate Sales Agreement between Envirometrics
      Commercial Inc. and James W. Miller, M.D. for the parcel of real property known as Unit F-2, 9229 University Boulevard,
      Charleston, SC

10.4  Real Estate Sales Agreement between Envirometrics
      Commercial Inc. and James W. Miller, M.D. for the parcel of real property known as 1019 Bankton Drive, Charleston, SC

10.5  Lease Agreement by and between Envirometrics, Inc. and James
      W. Miller, M.D.

10.6  Promissory Note dated December 19, 1996 by James W. Miller,
      M.D. to Envirometrics, Inc.

10.7 Memorandum of Agreement and Promissory Notes by and between Envirometrics, Inc. and The United States Company dated
      December 24, 1996

10.8 Promissory Note and Conversion Agreement between Envirometrics, Inc. and Walter H. Elliott, III dated December 31, 1996

10.9   Collateral Assignment of Proceeds dated January 1, 1997

10.10 Security Agreement by and between Envirometrics, Inc. and
      Charles B. Stoyle dated March 20, 1997

10.11 Asset Purchase Agreement between Envirometrics, Inc. and
      Multi-metrics, Inc., dated April 28, 1997

10.12 Preferred Stock Subscription and Conversion Agreement and
      Investment Representations by Precision Southeast Inc.
      dated April 29, 1997

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ENVIROMETRICS, INC.

Date:  May 19, 1997                       Walter H. Elliott, III
                                    --------------------------------
                                          Walter H. Elliott, III

                                            President and CEO
