Form 10QSB/A
period 1997-03-31
ENVIROMETRICS INC /DE/
filed 1997-05-20
CIK 917253

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D. C.   20549

                          FORM 10-QSB/A

  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT 1934

        For the quarterly period ended March 31, 1997

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

YES []        NO [X]

As of September 30, 1996 the Registrant had outstanding
2,471,626 shares of common Stock. Transitional small business disclosure format (check one):

YES [  ]     NO [X]

INDEX


PART I.	FINANCIAL INFORMATION		                  Page #

Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets at
             March 31, 1997 and December 31, 1996                2-3

		Condensed Statements of Operations for the
              First Quarter ended March 31, 1997 and 1996          4

		Condensed Statements of Cash Flows for the
               First  Quarter ended March 31, 1997 and 1996        5

		Notes to Consolidated Financial Statements	                      6

  Item 2.	Management's Discussion and Analysis of
            Results of Operations and Financial
            Conditions				                                      7-12

PART II.	OTHER INFORMATION

  Item 1.	Legal Proceedings	                                      13

  Item 6.	Exhibits and Reports                                    13

Signature					                                                    14

                 ENVIROMETRICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                 March 31, 1997 and December 31, 1996

                                  March 31, 1997      December 31, 1996
 ASSETS                             (Unaudited)           (Unaudited)


CURRENT ASSETS
  Cash and cash equivalents       $    34,481          $    29,604
  Current portion of notes
     receivable                        72,186	              74,000
  Trade receivables less allowance
    for doubtful accounts of
    1997 $26,353; 1996 $26,353        349,745              364,458
  Other receivables, including
     amounts due from stockholders
     1997 $44,026; 1996 $33,035        85,138		             52,123
  Inventories                      	  148,238              287,541
  Prepaid expenses	      	             61,494               87,867
                                     --------             --------
    TOTAL CURRENT ASSETS              751,282              895,593
                                     --------             --------
OTHER ASSETS AND INTANGIBLES
  Deposits		     	                     29,116               30,737
  Notes receivable                    696,745              727,307
  Organization and loan costs,
    net of accumulated amortization
    1997 $5,796; 1996 $40,372          26,005               31,801
  License and distribution agreements
    net of accumulated amortization
    1997 $7,500; 1996 $6,000           20,500               22,000
  Other                                79,178               76,788
                                      -------              -------
                                      851,544              888,633
                                      -------              -------

 PROPERTY AND EQUIPMENT
   Furniture and equipment   	      1,240,727            1,240,727
   Vehicles                            61,342              106,299
                                    ---------            ---------
                                    1,302,069            1,347,026

   Less accumulated depreciation
     and amortization                (970,697)           (968,247)
                                    ---------            ---------
                                      331,372              378,779
                                    ---------            ---------
                                   $1,934,198           $2,163,005


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable 			               $    89,075           $  80,762
  Current maturities of
    long-term debt		                  770,061             525,506
  Accounts payable		                  522,267             851,239
  Accrued expenses                    601,136             612,551
                                    ---------           ---------
TOTAL CURRENT LIABILITIES           1,982,539           2,070,058
                                    ---------           ---------

LONG-TERM DEBT,
  less current maturities             288,173             352,585
                                   ----------          ----------
STOCKHOLDERS' EQUITY
  Common stock par value $.001 per
    share $.001;
    authorized 10,000,000 shares;
    issued 1997 - 2,471,626 shares;
    1996 - 2,500,203 shares              2,472                2,472
  Additional paid-in capital         5,101,417            5,101,417
  Retained deficit                  (5,440,403)          (5,363,527)
                                    ----------            ----------
                                    (  336,514)          (  259,638)
                                    ----------            ----------
 TOTAL LIABILITIES AND
    STOCKHOLDERS'  EQU               $1,934,198           $2,163,005
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


                                    ENVIROMETRICS, INC.

Date:  May 20, 1997                       Walter H. Elliott, III
                                    --------------------------------
                                          Walter H. Elliott, III

                                            President and CEO
