Form 10QSB
period 1997-06-30
ENVIROMETRICS INC /DE/
filed 1997-08-14
CIK 917253

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D. C.   20549

                          FORM 10-QSB

  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT 1934

        For the quarterly period ended June 30, 1997

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

                     YES []        NO [X]

As of August 12, 1997 the Registrant had outstanding 2,612,626 shares of common Stock. Transitional small business disclosure format (check one):

                     YES [  ]     NO [X]

INDEX


PART I.	FINANCIAL INFORMATION		                  Page #

Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets at
             March 31, 1997 and December 31, 1996                2-3

		Condensed Statements of Operations for the
              First Quarter ended March 31, 1997 and 1996          4

		Condensed Statements of Cash Flows for the
               First  Quarter ended March 31, 1997 and 1996        5

		Notes to Consolidated Financial Statements	                      6

  Item 2.	Management's Discussion and Analysis of
             Results of Operations and Financial
             Conditions				                                     7-13

PART II.	OTHER INFORMATION

  Item 1.	Legal Proceedings	                                      14

  Item 5.    Other Information                                    14

  Item 6.	Exhibits and Reports                                    14

Signature					                                                    15

                      ENVIROMETRICS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                       June 30, 1997 and December 31, 1996

                                  June 30, 1997      December 31, 1996
 ASSETS                             (Unaudited)           (Unaudited)


CURRENT ASSETS
  Cash and cash equivalents       $    54,709          $    29,604
  Current portion of notes
     receivable                        98,809	             104,562
  Trade receivables less allowance
    for doubtful accounts of
    1997 $23,453; 1996 $26,353       224,255               364,458
  Other receivables, including
     amounts due from stockholders
     1997 and 1996 $33,035            23,466     	          18,400
  Inventories                  	      55,074               287,541
  Prepaid expenses	      	            64,812                87,867
                                    --------              --------
    TOTAL CURRENT ASSETS             521,125               892,432
                                    --------              --------
OTHER ASSETS AND INTANGIBLES
  Deposits		     	                     29,116               30,737
  Notes receivable                    646,479              696,745
  Organization and loan costs,
    net of accumulated amortization
    1997 $41,208; 1996 $40,372         45,088               31,801
  License and distribution agreements
    net of accumulated amortization
    1997 $11,000; 1996 $8,000          19,000               22,000
  Other                               132,827              110,511
                                      -------              -------
                                      872,510              891,794
                                      -------              -------

 PROPERTY AND EQUIPMENT
   Furniture and equipment      	   1,098,228             1,240,727
   Vehicles                            44,034                88,991
                                    ---------             ---------
                                    1,142,262             1,329,718

   Less accumulated depreciation
     and amortization                (938,872)           (961,431)
                                    ---------            ---------
                                      203,390              368,287
                                    ---------            ---------
                                   $1,597,025           $2,152,513


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable 			            $    31,351           $  80,762
  Current maturities of
    long-term debt		               294,503             273,428
  Accounts payable		               561,044             853,674
  Accrued expenses                 622,318             612,551
                                 ---------           ---------
TOTAL CURRENT LIABILITIES        1,509,216           1,820,415
                                 ---------           ---------

LONG-TERM DEBT,
  less current maturities          626,297             602,585
                                ----------          ----------
STOCKHOLDERS' EQUITY
  Common stock par value $.001;
    authorized 10,000,000 shares;
    issued 1997 - 2,612,626 shares;
    1996 - 2,471,626 shares         2,613                2,472
  Additional paid-in capital    5,101,276            5,101,417
  Retained deficit             (5,642,377)          (5,374,376)
                               ----------            ----------
                               (  538,488)          (  270,487)
                               ----------           ----------
 TOTAL LIABILITIES AND
    STOCKHOLDERS'  EQUITY      $1,597,025           $2,152,513
                               ==========           ==========

See Notes to Condensed Financial Statements

                        ENVIROMETRICS, INC.  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  FOR THE QUARTER ENDED JUNE 30, 1997 and 1996

                             THREE MONTHS ENDED 	    SIX MONTHS ENDED
                           June 30,     June 30,     June 30,    June 30,
                             1997         1996         1997         1996
                          ---------     --------     -------     --------
NET SALES AND SERVICE
 REVENUE
   Services               $  229,773    $ 737,857   $  525,318    $1,539,686
   Products	                 222,326      461,610      613,907     1,184,087
                          ----------    ---------   ----------    ----------
                             452,099    1,199,467    1,139,225     2,723,773
                          ----------    ---------   ----------    ----------
COST OF GOODS SOLD AND
  DIRECT SERVICE COSTS

  Services	                  154,208      593,712      331,338     1,176,935
  Products	                  176,282      321,183      452,986       833,422
                          ----------   ----------   ----------    ----------
                             330,490      914,895      784,324     2,010,357
                          ----------   ----------   ----------    ----------

     GROSS PROFIT            121,609      284,572      354,901       713,416
                           ---------   ----------   ----------    ----------

OTHER OPERATING REVENUE      (3,509)          420        6,244           533
                           ---------   ----------   ----------    ----------

OPERATING EXPENSES

  Sales and marketing        21,074       91,311       72,165       185,574
  General and admin         202,007      332,198      368,908       693,707
  Research and development   51,334       48,430       93,017       110,262
  Shipping and receiving      4,211       23,226       10,114        41,317
  Quality control               -          3,798          -           7,540
  Depreciation and
     amortization            27,535       54,168       59,736       118,823
                           ---------    ---------   ----------    ----------
                            306,161      553,131      603,940     1,157,223
  Write-off of goodwill         -        614,938           -        614,938
                           ---------    ---------   ----------    ----------
                            306,161    1,168,069      603,940     1,772 161
                           ---------   ----------   ----------    ----------
        OPERATING LOSS     (188,061)    (883,077)    (242,795)   (1,058,212)
                           ---------   ----------   ----------    ----------
FINANCIAL INCOME (EXPENSE)
  Interest income            15,315           -        30,706         1,414
  Interest expense          (14,654)      (59,214)    (46,812)      (98,322)
  Gain (loss) on disposition  1,650           -         1,650           -
  of product line
  Amortization of loan costs (5,375)      (15,917)    (10,750)      (21,071)
                            --------    ----------  ----------    ----------
                             (3,064)      (75,131)    (25,206)     (117,979)
                            --------    ----------  ----------    ----------

NET LOSS                 $ (191,125)  $  (958,208)  $(268,001)  $ 1,176,191)
                           =========    ==========  ==========    ==========
Weighted average number of
common shares outstanding 2,612,626     2,500,203   2,542,516     2,500,203
                          ==========    ==========  ==========    ==========
Net loss per common share$   (0.073)  $    (0.383)  $   (0.105) $    (0.470)
                           =========    ==========   ==========  ==========
Dividends per common share$    -      $      -      $     -     $     -
                           =========    ==========   ==========  ==========


See Notes to Condensed Consolidated Financial Statements

                ENVIROMETRICS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
           SECOND QUARTER ENDED JUNE 30, 1997 AND 1996


                                          June 30, 1997     June 30, 1996
                                           (Unaudited)      (Unaudited)
Cash Flow From Operating Activities:
   Net (loss)   			                        $ ( 268,001)    $(1,176,191)
   Adjustments To Reconcile net
    income (loss) to net cash used
    in operating activities
   Depreciation                                 59,769         110,608
   Amortization                                 10,750         644,224
   Provision (recoveries for
     doubtful accounts)                            -           (12,870)
  Non-cash expense paid by issuance
    of warrants                                    -             7,500
  (Gain) loss on disposal of equipment          (1,650)         (5,818)
  Change in assets and liabilities:
    Decrease in cash, restricted                   -            99,299
    Decrease in accounts receivable            140,203         200,482
    Decrease in inventory                      181,395          13,817
    Decrease in prepaid expenses                23,055          26,963
    Increase(decrease)in accounts payable
     and accrued expenses                     (126,891)        104,447
                                              ---------      ----------
      Net cash provided by
        operating activities                    18,630          12,461
                                              ---------      ----------


Cash Flow From Investing Activities:
  Purchase of property and equipment               -           (33,989)
  Collection of note receivable                 56,019             -
  Cash received on disposition of
      product line                               5,100             -
  Loan on assets sold in connection
      with disposition of asb prod line            454             -
  Book value of assets sold in connection
      with disposition of asb prod line,
      net of cash paid to third party           (5,554)            -
  (Increase) in deposits, organization
     and loan and acquisition costs                -           (83,263)
  (Increase) in other assets                   (44,920)        (16,510)
                                              ---------      ----------
  Net cash used in investing activities         11,099        (133,762)

Cash Flows From Financing Activities:
  Proceeds from borrowings on
   short-term notes	                            25,000         277,884
  Principal payments on short-term
    notes, net                                 (29,624)        (18,140)
  Principal payments on long-term
    borrowing                                     -           (155,892)
                                              ---------      ----------
    Net cash (used in) provided by
      financing activities                      (4,624)        103,852
                                              ---------      ----------
    Net (decrease) increase in cash and
      cash equivalents                          25,105         (17,449)

Cash and cash equivalents, beginning            29,604          53,143
                                              --------       ----------
Cash and cash equivalents, ending             $ 54,709       $  35,694
                                              =========      ==========

Supplemental Disclosure of Cash Flows
  Information
    Cash payments for interest               $  41,258       $  32,647
                                              =========      ==========

Disposition of asbestos product line
  Book value of inventory                      (65,200)            -
  Book value of equipment                      (96,326)            -
  Loss on disposition of above                     454             -
  Cash paid to third party                     155,972             -
                                              ---------       ----------
Cash received                               $   (5,100)      $     -
                                              =========       ==========

Supplemental Disclosure of Non Cash
  Financing Activities
     Issuance of common stock for warrants   $     141      $       -
                                              =========       ==========

See Notes to Condensed Consolidated Financial Statements

Envirometrics, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
June 30. 1997

(1) The unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements of the Company, and notes thereto, should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December
31, 1995. The Company has not completed its audit of the consolidated financial statements for the year ended December 31, 1996 and has not filed Form 10-KSB for the year ended December 31, 1996.

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

(2) Net loss per common share is computed using the weighted average number of common shares outstanding, after giving effect for the 1 for 2 reverse split effective with the initial public offering in 1994.

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

On December 5, 1996, The United States Company loaned $50,000 to the Company. The note is due in December 1997 and the Company is required to pay interest only monthly. Two Directors of the Company are officers of The United States Company.


(3) The Company disposed of the Environmental Consulting and
Engineering and Civil Engineering and Surveying Division during the third quarter of 1996.

(4) All real property was disposed of during December 31, 1996, and the Company entered into a five year leasing agreement (containing options to extend) with the Buyer. The first and second mortgages were paid off and the Company took a $230,000 note (Due no later than December 31, 1998) from the Buyer. The buyer pays interest only monthly at 10%. The note is secured by the real estate.

(5) The Company sold its asbestos product line (inventory and equipment) to a large customer during May 1997 for $161,072 cash.
Proceeds from the disposition were used to reduce vendor trade amounts.

(6) The Company's common stock and warrants were deleted from The Nasdaq SmallCap Market(tm) on December 3, 1996 for failure to meet the capital and surplus requirement for continued listing. The Company is listed on the OTC-Bulletin Board.

(7) On April 1, 1997 the Company issued 125,000 shares of its common stock to The United States Company in exchange for 640,000 warrants to purchase its common stock. On that same date the Company issued 5,000 shares of common stock to Walter H. "Skip" Elliott, III, President and CEO, 5,000 shares of common stock to Elsie L. Rose, Treasurer, 5,000 shares of common stock to Robin A. Bowers, Secretary at that date, and 1,000 shares of common stock to another employee.

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30,
   1996

Sales for the second Quarter of 1997 amounted to $452,100 which were $747,400 (62.3%)lower than the $1,199,500 reported for the second Quarter of 1996. The Service group decreased its sales by 68.9% or $508,100 to $229,800 and the Products group lost revenues of $239,300 (51.8%)and reported $222,300 for the Three months ended June 30, 1997 as compared to $461,600 for the Three months ended June 30, 1996. Included in the Service group revenue reduction of $508,100 is a decrease of $436,800 related to the Environmental Consulting and Engineering and Civil Engineering and Surveying Division which was disposed at July 31, 1996. The Services group reported $71,300 less revenues for the second Quarter of 1997 as compared to the second Quarter of 1996. The reason for the reduction in the Products group revenue is related to the decrease in activity in asbestos air monitoring in the industry and the disposition of this product line during May 1997.

Cost of goods sold and direct service costs decreased by 63.9% or $584,400 to $330,500 for the second Quarter of 1997 as compared to $914,900 reported for the second Quarter of 1996. The Services Division reduced its direct service costs by $439,500 (74.0%) and reported $154,200 for the second Quarter of 1997 as compared to $593,700 for the second Quarter of 1996. Included in the Service group direct service costs reduction of $439,500 is a decrease of $368,200 related to the Environmental Consulting and Engineering and Civil Engineering and Surveying Division which was disposed at July 31, 1996. The Products group decreased its cost of good sold by $144,900 or 45.1%, to $176,300 for 1997 as compared to $321,200 for the second Quarter of 1996 due to the non stockpiling of air monitoring cassettes by one large customer.

The gross profit for the second Quarter ended June 30, 1997 decreased by $163,000, a decrease of 57.3%, to $121,600 as compared to $284,600 for the Three months ended June 30, 1996. The Services Division recorded a decrease of 47.6% or $68,600 in its gross profit for the second Quarter of 1997 as compared to the second Quarter of 1996. The Service group gross profit reduction of $68,600 is attributable to the Environmental Consulting and Engineering and Civil Engineering and Surveying Division which was disposed at July 31, 1996. The Products Division experienced a significant decrease of 67.2% or a $94,400 reduction in its gross profit for the second Quarter of 1997 as compared to the second Quarter of 1996.

The Services Division reported a 32.9% gross margin for the second Quarter of 1997 as compared to a 19.5% margin for the same Quarter in 1996. The reason for the significantly improved gross margin in the Services Division and the $68,600 decrease in the amount of gross profit reported by that division is related to the Environmental Consulting and Engineering and Civil Engineering and Surveying Division, which was disposed at July 31, 1996, and the efficiency gained from downsizing of personnel and reduction of nonbillable expenses, including compensation. The Products Division reported a 20.7% gross margin for the second Quarter of 1997 as compared to a 30.4% margin for the same Quarter in 1996.

Percentage comparisons of gross margins reported by the company are as follows:
[C]                       [C]       [C]       [C]
Period		                  Total	   Products	Services
2nd Quarter 1997        		26.9%	   20.7%	   32.9%
2nd Quarter 1996		        23.7%	   30.4%	   19.5%


Percentage comparisons of gross margins reported by the company excluding the Environmental Consulting and Engineering and Civil
Engineering and Surveying Division, which was disposed at July 31,
1996, are as follows:
[C]                       [C]       [C]        [C]
Period	                   Total      Products  Services
2nd Quarter 1997 	       	26.9%	     20.7%	    32.9%
2nd Quarter 1996		        28.3%	     30.4%	    25.1%

Other operating expense was $3,500 for the Quarter ended June 30, 1997 as compared to $400 of revenue for the Quarter ended June 30, 1996.

Operating expenses were $861,900 lower and amounted to $306,200 for the Three months ended June 30, 1997, as compared to $1,168,100 reported for the Three months ended June 30, 1996. The operating expenses for the second Quarter of 1996 included $696,800 of expenses related to the Environmental Consulting and Engineering and Civil Engineering and Surveying Division, which was disposed on July 31, 1996. Operating expenses for the second Quarter of 1996 included a one time charge of $615,000 related to the write-off of goodwill related to the Environmental Consulting and Engineering and Civil Engineering and Surveying Division. Sales and marketing expenses decreased by $70,200, which savings were mostly attributable to the decline in sales for 1997, and the agreement with Zellweger Analytics, Inc. for the distribution of the ACT product line in 1996. General and administrative costs decreased by $130,200 to $202,000 for the Three months ended June 30, 1997, as compared to $332,200 reported for the Three months ended June 30, 1996. Included in the second Quarter 1996 general and administrative expenses is approximately $20,800 of consulting fees and expenses that were related to a contract that was terminated in August 1996 and $57,900 of amounts attributable to the Environmental Consulting and Engineering and Civil Engineering and Surveying Division, which was disposed on July 31, 1996. A portion of the decrease is due to a reduction in personnel and restructuring of costs. Research and development costs increased by $2,900 to $51,300. Shipping and receiving costs decreased by $19,000 to $4,200 for the Three months ended June 30, 1997 as compared to $23,200 for the Three months ended June 30, 1996. This decline is related to the decrease in sales reported above. A reduction of $3,800 in costs related to quality control was the result of a reduction in personnel which occurred in the first Quarter of 1996. Depreciation and amortization costs decreased by $26,600 for the second Quarter ended June 30, 1997 as compared to 1996 of which $23,900 was attributable the Environmental Consulting and Engineering and Civil Engineering and Surveying Division, which was disposed on July 31, 1996.

The Company incurred an operating loss of $188,100 for the Three months ended June 30, 1997 as compared to an operating loss of $883,100 for the Three months ended June 30, 1996. The operating loss for the Three months ended June 30, 1996 would have been $254,700, excluding the Environmental Consulting and Engineering and Civil Engineering and Surveying Division, which was disposed on July 31, 1996.

Interest income for the Quarter ended June 30, 1997 was $15,300 and no interest income was recorded for the Quarter ended June 30, 1996. Interest income in 1997 resulted from interest earned on a note that was exchanged in connection with the disposition of the Environmental Consulting and Engineering and Civil Engineering and Surveying Division completed on July 31, 1996 and a mortgage note that was recorded as a result of the sale of the real property in December 1996. Interest expense of $14,700 for the Three months ended June 30, 1997 was $44,500 lower than the amount reported for the second Quarter of 1996 which was $59,200. The decrease in interest expense is attributable to reduced borrowing under the Company's asset based lending arrangement and the payoff of the mortgages in December 1996 when the real estate was sold. Amortization of loan costs for the second Quarter of 1997 was $5,400 and was $10,500 lower than the $15,900 reported for the Quarter ended June 30, 1996.

The Company incurred a net loss of $191,100 for the Three months ended June 30, 1997 as compared to a net loss of $958,200 for the Three months ended June 30, 1996. The net loss for the second Quarter of 1996, excluding the Environmental Consulting and Engineering and Civil Engineering and Surveying Division, which was disposed on July 31, 1996 would have been $323,300 which is $634,900 lower than the $958,200 reported for the second Quarter of 1996.

Six Months Ended June 30, 1997 Compared to Six Months Ended
   June 30, 1996

Sales for the first six months of 1997 amounted to $1,139,200 which were $1,584,600 (58.2%)lower than the $2,723,800 reported for the first six months of 1996. The Service group decreased its sales by 65.9% or $1,014,400 to $525,300 and the Products group lost revenues of $570,200 (48.2%)and reported $613,900 for the six months ended June 30, 1997 as compared to $1,184,100 for the six months ended June 30, 1996. Included in the Service group revenue reduction of $1,014,400 is a decrease of $869,900 related to the Environmental consulting and Engineering and Civil Engineering and Surveying Division which was disposed at July 31, 1996. The Consultative Services and Air Quality groups reported $144,500 less revenues for the first six months of 1997 as compared to the first six months of 1996. The reason for the reduction in the Products group revenue is related to the decrease in activity in the asbestos air monitoring in the industry and the disposition of this product line during May 1997.

Cost of goods sold and direct service costs decreased by 61.0% or $1,226,000 to $784,300 for the first six months of 1997 as compared to $2,010,300 reported for the first six months of 1996. The Services Division reduced its direct service costs by $845,600 (71.8%) and reported $331,300 for the first six months of 1997 as compared to $1,176,900 for the first six months of 1996. Included in the Service group direct service costs reduction of $1,226,000 is a decrease of $652,800 related to the Environmental Consulting and Engineering and Civil Engineering and Surveying Division which was disposed at July 31, The Products group decreased its cost of good sold by $380,400 or 45.6%, to $453,000 for 1997 as compared to $833,400 for the first six months of 1996 due to the non stockpiling of air monitoring cassettes by one large customer.

The gross profit for the first six months ended June 30, 1997 decreased by $358,500, a decrease of 50.3%, to $354,900 as compared to $713,400 for the six months ended June 30, 1996. The Services Division recorded a significant decrease of 46.5% or $168,800 in its gross profit for the first six months of 1997 as compared to the first six months of 1996. Included in the Service group gross profit reduction of $168,800 is a decrease of $217,200 related to the Environmental Consulting and Engineering and Civil Engineering and Surveying Division which was disposed at July 1, 1996. Excluding the decrease from the disposition of the Engineering and Civil Engineering and Surveying Division, the gross profit for the remaining services increased by $48,400. The Products Division experienced a significant decrease of 54.1% or a $189,700 reduction in its gross profit and reported $160,900 of gross profit for the first six months of 1997 as compared to the $350,600 for the first six months of 1996.

The Services Division reported a 36.9% gross margin for the second quarter of 1997 as compared to a 23.6% margin for the same quarter in 1996. The reason for the significantly improved gross margin in the Services Division and the $168,800 decrease in the amount of gross profit reported by that division is related to the Environmental Consulting and Engineering and Civil Engineering and Surveying Division, which was disposed at July 31, 1996, and the efficiency gained from downsizing of personnel and reduction of nonbillable expenses, including compensation. The Products Division reported a 26.2% gross margin for the second quarter of 1997 as compared to a 29.6% margin for the same quarter in 1996.

Percentage comparisons of gross margins reported by the company are as follows:
[C]                       [C]       [C]        [C]
Period		                  Total	    Products	  Services
1st Six Months 1997 	     31.2%	    26.2%	     36.9%
1st Six Months 1996		     26.2%	    29.6%	     23.6%


Percentage comparisons of gross margins reported by the company excluding the Environmental Consulting and Engineering and Civil
Engineering and Surveying Division, which was disposed at July 31,
1996, are as follows:
[C]                       [C]       [C]        [C]
Period		                  Total	    Products	  Services
1st Six Months 1997 	     31.2%	    26.2%	     36.9%
1st Six Months 1996		     26.8%	    29.6%	     21.7%

Other operating revenue was $6,200 for the first six months ended
June 30, 1997 as compared to $500 for the first six months ended June
30, 1996.

Operating expenses were $1,168,200 lower and amounted to $604,000 for the six months ended June 30, 1997, as compared to $1,772,200 reported for the six months ended June 30, 1996. The operating expenses for the first six months of 1996 included $801,300 of expenses related the Environmental Consulting and Engineering and Civil Engineering and Surveying Division, which was disposed on July 31, 1996. Operating expenses for the first six months of 1996 included a one time charge of $615,000 related to the write-off of goodwill related to the Environmental Consulting and Engineering and Civil Engineering and Surveying Division. Sales and marketing expenses decreased by $113,400, which savings were mostly attributable to the decline in sales for 1997, and the agreement with Zellweger Analytics, Inc. for the distribution of the ACT product line in 1996. General and administrative costs decreased by $324,800 to $368,900 for the six months ended June 30, 1997, as compared to $693,700 reported for the six months ended June 30, 1996. Included in the second quarter 1996 general and administrative expenses is approximately $79,300 of consulting fees and expenses that were related to a contract that was terminated in August 1996 and $139,800 of amounts attributable to the Environmental Consulting and Engineering and Civil Engineering and Surveying Division, which was disposed on July 31, 1996. A portion of the decrease is due to a reduction in personnel and restructuring of costs. Research and development costs decreased by $17,200 to $93,000. Shipping and receiving costs decreased by $31,200 to $10,200 for the six months ended June 30, 1997 as compared to $41,300 for the six months ended
June 30, 1996. This decline is related to the decrease in sales reported above. A reduction of $7,500 in costs related to quality control was the result of a reduction in personnel in the second quarter of 1996. Depreciation and amortization costs decreased by $59,100 for the second quarter ended June 30, 1997 as compared to 1996 of which $46,600 was attributable the Environmental Consulting and Engineering and Civil Engineering and Surveying Division, which was disposed on July 31, 1996.

The Company incurred an operating loss of $242,800 for the six months ended June 30, 1997 as compared to an operating loss of $1,058,200 for the six months ended June 30, 1996, which included a one time charge of $615,000 related to the write-off of goodwill related to the Environmental Consulting and Engineering and Civil Engineering and Surveying Division. The operating loss for the six months ended June 30, 1996 would have been $473,400, excluding the Environmental Consulting and Engineering and Civil Engineering and Surveying Division, which was disposed on July 31, 1996.

Interest income for the six months ended June 30, 1997 was $29,300 higher than the amount recorded for 1996. Interest income in 1997 resulted from interest earned on a note that was exchanged in connection with the disposition of the Environmental Consulting and Engineering and Civil Engineering and Surveying Division completed on July 31, 1996 and a mortgage note that was recorded as a result of the sale of the real property in December 1996. Interest expense of $46,800 for the six months ended June 30, 1997 was $51,500 lower than the amount reported for the first six months of 1996 which was $98,300. The decrease in interest expense is attributable to reduced borrowing under the Company's asset based lending arrangement and the payoff of the mortgages in December 1996 when the real estate was sold. Amortization of loan costs for the first six months of 1997 was $10,800 and was $10,300 lower than the $21,100 reported for the first six months ended June 30, 1996.

The Company incurred a net loss of $268,000 for the six months ended June 30, 1997 as compared to a net loss of $1,176,200 for the six months ended June 30, 1996, which included a one time charge of $615,000 related to the write-off of goodwill related to the Environmental Consulting and Engineering and Civil Engineering and Surveying Division. The net loss for the first six months of 1996, excluding the Environmental Consulting and Engineering and Civil Engineering and Surveying Division, which was disposed on July 31, 1996 would have been $578,800 which is $597,400 lower than the $1,176,200 reported for the first six months of 1996.

FINANCIAL CONDITION

The Company's financial condition continued to deteriorate during the first Six months of 1997 due principally to continued operating losses, and the Company is experiencing severe cash flow problems.

The working capital deficiency has increased from $928,000 at December 31, 1996 to $988,100 at June 30, 1997.

The Company has been negotiating with several vendors to restructure accounts payable and certain lenders appear willing to restructure debt since the Company has not been able to meet its obligations timely.
In January 1997, the Company entered into agreements with several lenders that ties payment of debts to actual collections from notes receivable and related interest payments received.

The Services Division experienced a reduction in sales revenues and the trade receivables from that group are down to $133,400 at June 30, 1997 from $207,400 at December 31, 1996. The Products Division reduced inventories by $232,400 to $55,100 from $287,500 at December 31, 1996 as a result of reduced sales of products and the sale of the asbestos product line to a major customer during May of 1997.

During January 1997 the Company, through its Products Division subsidiary, terminated its two year Master Distribution Agreement with Zellweger Analytics, Inc. (Zellweger) for non performance. The Company is currently in discussions with Zellweger to reach agreement on the prepaid purchase deposit in excess of $480,000 which is recorded as deferred revenue and included in accrued liabilities at June 30, 1997 and December 31, 1996.

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

The Company sold its air sampling cassettes products line, including equipment and inventory, for $161,072, to a major customer during May The total amount of cash received by the Company was $5,100 and $155,972 was paid to a vendor. This transaction was part of management's strategy to eliminate unprofitable or marginally profitable services and products.

The Company has a factoring agreement with Reservoir Capital
Corporation (Reservoir) which advances funds based on invoicing for sales of the Products Division. The Company intends to pursue a release of the second lien on accounts receivable, held by the Small Business Administration (SBA) as collateral against debt on invoicing of the laboratory and consultative division, which are not currently factored, and to continue its factoring arrangement with Reservoir. There is no assurance that the Company can be successful in obtaining a release of the accounts receivable by the SBA, and the Company will realize a cash flow reduction if it is unable to negotiate such an arrangement. The Company believes there is adequate collateral to secure the SBA loans, considering other assets that also secure the SBA debt.

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

The Company plans to pursue the refinancing of certain loans, amounting to approximately $300,000 from related parties and stockholders and included in current maturities of long-term debt, by the third quarter of 1997.

PART II.       OTHER INFORMATION

 Item 1.  Legal Proceedings

 Item 5.  Other Information

          On June 11, 1997, Robin A. Bowers, Secretary, tendered her resignation as an officer of the Company. As of this date, no replacement has been elected.

Item 6.  Exhibits and Reports

Exhibit

10.13 Asset Purchase Agreement by and between Envirometrics Products Company and Multi-Metrics, Inc.

10.14  Letter of Resignation by Robin A. Bowers

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ENVIROMETRICS, INC.

Date:  August 14, 1997                    Walter H. Elliott, III
                                    --------------------------------
                                          Walter H. Elliott, III

                                            President and CEO
