Form 10QSB
period 1997-09-30
ENVIROMETRICS INC /DE/
filed 1997-11-13
CIK 917253

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D. C.   20549

                          FORM 10-QSB

  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT 1934

        For the quarterly period ended September 30, 1997

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

                     YES []        NO [X]

As of November 11, 1997 the Registrant had outstanding 2,487,626 shares of common Stock. Transitional small business disclosure format (check one):

                     YES [  ]     NO [X]

INDEX


PART I.	FINANCIAL INFORMATION		                  Page #

Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets at
             September 30, 1997 and December 31, 1996                2-3

		Condensed Statements of Operations for the
              Third Quarter ended September 30, 1997 and 1996          4

		Condensed Statements of Cash Flows for the
               Third  Quarter ended September 30, 1997 and 1996        5

		Notes to Consolidated Financial Statements	                      6

  Item 2.	Management's Discussion and Analysis of
             Results of Operations and Financial
             Conditions				                                     7-13

PART II.	OTHER INFORMATION

  Item 1.	Legal Proceedings	                                      14

  Item 5.    Other Information                                    14

  Item 6.	Exhibits and Reports                                    14

Signature					                                                    15

                      ENVIROMETRICS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                       September 30, 1997 and December 31, 1996

                                  September 30, 1997      December 31, 1996
 ASSETS                             (Unaudited)           (Unaudited)


CURRENT ASSETS
  Cash and cash equivalents       $    53,523          $    29,604
  Current portion of notes
     receivable                       100,548              104,562
  Trade receivables less allowance
    for doubtful accounts of
    1997 $23,453; 1996 $26,353        199,708              364,458
  Other receivables, including
     amounts due from stockholders
     1997 and 1996 $33,035             23,968    	          18,400
  Inventories                  	       42,541              287,541
  Prepaid expenses	      	             48,438               87,867
                                     --------             --------
    TOTAL CURRENT ASSETS              468,726              892,432
                                     --------             --------
OTHER ASSETS AND INTANGIBLES
  Deposits		     	                     28,616               30,737
  Notes receivable                    620,680              696,745
  Organization and loan costs,
    net of accumulated amortization
    1997 $58,527; 1996 $40,372         15,255               31,801
  License and distribution agreements
    net of accumulated amortization
    1997 $12,500; 1996 $8,000          17,500               22,000
  Other                               146,823              110,511
                                      -------              -------
                                      828,874              891,794
                                      -------              -------

 PROPERTY AND EQUIPMENT
   Furniture and equipment      	   1,098,227             1,240,727
   Vehicles                            44,034                88,991
                                    ---------             ---------
                                    1,142,261             1,329,718

   Less accumulated depreciation
     and amortization                (960,216)             (961,431)
                                    ---------             ---------
                                      182,045               368,287
                                    ---------             ---------
                                   $1,479,645            $2,152,513
                                   ==========            ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable 			            $    30,161           $  80,762
  Current maturities of
    long-term debt		               332,521             273,428
  Accounts payable		               555,320             853,674
  Accrued expenses                 652,429             612,551
                                 ---------           ---------
TOTAL CURRENT LIABILITIES        1,570,431           1,820,415
                                 ---------           ---------

LONG-TERM DEBT,
  less current maturities          553,382             602,585
                                ----------          ----------
STOCKHOLDERS' EQUITY
  Common stock par value $.001;
    authorized 10,000,000 shares;
    issued 1997 - 2,487,626 shares;
    1996 - 2,471,626 shares         2,488                2,472
  Additional paid-in capital    5,102,277            5,101,417
  Retained deficit             (5,748,933)          (5,374,376)
                               ----------            ----------
                               (  644,168)          (  270,487)
                               ----------           ----------
 TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY       $1,479,645           $2,152,513
                               ==========           ==========

See Notes to Condensed Financial Statements

                        ENVIROMETRICS, INC.  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  FOR THE QUARTER ENDED SEPTEMBER 30, 1997 and 1996

                             THREE MONTHS ENDED 	    NINE MONTHS ENDED
                          Sept. 30,     Sept. 30,   Sept. 30,    Sept. 30,
                            1997          1996        1997         1996
                          ---------     --------     -------     --------
NET SALES AND SERVICE
 REVENUE
   Services               $  205,345    $ 467,948   $  730,663    $2,007,634
   Products	                  97,436      318,595      711,343     1,502,682
                          ----------    ---------   ----------    ----------
                             302,781      786,543    1,442,006     3,510,316
                          ----------    ---------   ----------    ----------
COST OF GOODS SOLD AND
  DIRECT SERVICE COSTS

  Services	                  149,171      364,065      480,509     1,541,000
  Products	                   31,295      236,790      484,281     1,070,212
                          ----------   ----------   ----------    ----------
                             180,466      600,855      964,790     2,611,212
                          ----------   ----------   ----------    ----------

     GROSS PROFIT            122,315      185,688      477,216       899,104
                           ---------   ----------   ----------    ----------

OTHER OPERATING REVENUE       12,069        2,515       18,313         3,048
                           ---------   ----------   ----------    ----------

OPERATING EXPENSES

  Sales and marketing         21,373       61,000       93,538       246,574
  General and admin          151,492      167,979      520,400       861,686
  Research and development    26,996       48,171      120,013       158,433
  Shipping and receiving         164       18,050       10,278        59,367
  Quality control                -          2,233          -           9,773
  Depreciation and
     amortization             27,164       56,408       86,900       175,231
                           ---------    ---------   ----------    ----------
                             227,189      353,841      831,129     1,511,064
  Write-off of goodwill          -            -            -         614,938
                           ---------    ---------   ----------    ----------
                             227,189      353,841      831,129     2,126,002
                           ---------   ----------   ----------    ----------
        OPERATING LOSS       (92,805)    (165,638)    (335,600)   (1,223,850)
                           ---------   ----------   ----------    ----------
FINANCIAL INCOME (EXPENSE)
  Interest income             14,756        6,435       45,462         7,849
  Interest expense           (19,638)     (35,146)     (66,450)     (133,468)
  Gain (loss) on disposition
  of subsidiary                  -        124,553          -         124,553
  Gain (loss) on disposition  (3,494)         -         (1,844)          -
  of product line
  Amortization of loan costs  (5,375)      (25,378)    (16,125)      (46,449)
                            --------    ----------  ----------    ----------
                             (13,751)       70,464     (38,957)      (47,515)
                            --------    ----------  ----------    ----------

NET LOSS                  $ (106,556)  $   (95,174)  $(374,557)  $ 1,271,365)
                           =========    ==========  ==========    ==========
Weighted average number of
common shares outstanding  2,592,246     2,443,679   2,559,274     2,481,155
                          ==========    ==========  ==========    ==========
Net loss per common share $   (0.041)  $    (0.039)  $  (0.146) $     (0.512)
                           =========    ==========  ==========    ==========
Dividends per common share$    -      $      -      $     -     $     -
                           =========    ==========  ==========    ==========


See Notes to Condensed Consolidated Financial Statements

                ENVIROMETRICS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
           THIRD QUARTER ENDED SEPTEMBER 30, 1997 AND 1996


                                          Sept. 30, 1997     Sept. 30, 1996
                                           (Unaudited)      (Unaudited)
Cash Flow From Operating Activities:
   Net (loss)   			                        $ ( 374,557)    $(1,271,365)
   Adjustments To Reconcile net
    income (loss) to net cash used
    in operating activities
   Depreciation                                 86,900         151,805
   Amortization                                 16,125         684,813
   Provision (recoveries for
     doubtful accounts)                            -           (12,869)
  Non-cash expense paid by issuance
    of warrants                                    -             7,500
  (Gain) loss on disposal of equipment           3,450            (680)
  (Gain) loss on disposal of subsidiary            -          (124,553)
  (Gain) from settlement of vendor debt         (1,556)
  Change in assets and liabilities:
    Decrease in cash, restricted                   -           125,644
    Decrease in accounts receivable            170,318         139,317
    Decrease in inventory                      179,800         172,324
    Decrease in prepaid expenses                39,429          58,490
    Increase(decrease)in accounts payable
     and accrued expenses                     (100,948)        189,981
                                              ---------      ----------
      Net cash provided by
        operating activities                    18,961         120,407
                                              ---------      ----------


Cash Flow From Investing Activities:
  Purchase of property and equipment               -           (64,395)
  Collection of note receivable                 80,079          22,466
  Cash received on disposition of
      product line                               5,100             -
  Proceeds from sale of equipment                  454          26,555
  Book value of assets sold in connection
      with disposition of asb prod line,
  net of cash paid to third party               (5,554)             -           (5,554)            -
  (Increase) in deposits, organization
     and loan and acquisition costs              2,121         (69,210)
  (Increase) in other assets                   (36,531)        (20,975)
                                              ---------      ----------
  Net cash used in investing activities         45,669        (105,559)

Cash Flows From Financing Activities:
  Proceeds from borrowings on
   short-term notes	                            25,000         327,884
  Principal payments on short-term
    notes, net                                 (65,711)        (18,140)
  Principal payments on long-term
    borrowing                                     -           (362,430)
                                              ---------      ----------
    Net cash (used in) provided by
      financing activities                     (40,711)        (52,686)
                                              ---------      ----------
    Net (decrease) increase in cash and
      cash equivalents                          23,919         (37,838)

Cash and cash equivalents, beginning            29,604          53,143
                                              --------       ----------
Cash and cash equivalents, ending             $ 53,523       $  15,305
                                              =========      ==========

Supplemental Disclosure of Cash Flows
  Information
    Cash payments for interest               $  41,258       $  32,647
                                              =========      ==========

Disposition of asbestos product line
  Book value of inventory                      (65,200)            -
  Book value of equipment                      (96,326)            -
  Loss on disposition of above                     454             -
  Cash paid to third party                     155,972             -
                                              ---------       ----------
Cash received                               $   (5,100)      $     -
                                              =========       ==========

Supplemental Disclosure of Non Cash
  Financing Activities
     Issuance of common stock, net          $       16      $       -
                                              =========       ==========

See Notes to Condensed Consolidated Financial Statements

ENVIROMETRICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1997

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

(7) On April 1, 1997 the Company issued 125,000 shares of its common stock to The United States Company in exchange for 640,000 warrants to purchase its common stock. On that same date the Company issued 5,000 shares of common stock to Walter H. "Skip" Elliott, III, President and CEO, 5,000 shares of common stock to Elsie L. Rose, Treasurer, 5,000 shares of common stock to Robin A. Bowers, Secretary at that date, and 1,000 shares of common stock to another employee. During September 1997 The United States Company tendered 125,000 shares back to the Company.


(8) During October 1997 the Company settled employment agreements with two employees at termination of their employment by agreeing to grant warrants for each to purchase 50,000 shares of Company common stock. No amounts have been recorded in the financial statements.

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

 Sales for the third Quarter of 1997 amounted to $302,800 which were $483,800 (61.5%)lower than the $786,600 reported for the third Quarter of 1996. The Service group decreased its sales by 56.1% or $262,600 to $205,300 and the Products group lost revenues of $221,200 (69.4%)and reported $97,400 for the Three months ended September 30, 1997 as compared to $318,600 for the Three months ended September 30, 1996. Included in the Service group revenue reduction of $262,600 is a decrease of $133,100 related to the Environmental Consulting and Engineering and Civil Engineering and Surveying Division which was disposed at July 31, 1996. The remaining Services group reported $129,500 less revenues for the third Quarter of 1997 compared to the third Quarter of 1996. The reason for the reduction in the Products group revenue is related to the decrease in activity in asbestos air monitoring in the industry and the disposition of this product line during May 1997.


 Cost of goods sold and direct service costs decreased by 70.0% or $420,400 to $180,500 for the third Quarter of 1997 as compared to $600,900 reported for the third Quarter of 1996. The Services Division reduced its direct service costs by $214,900 (59.0%) and reported $149,200 for the third Quarter of 1997 as compared to $364,100 for the third Quarter of 1996. Included in the Service group direct service costs reduction of $214,900 is a decrease of $109,700 related to the Environmental Consulting and Engineering and Surveying Division which was disposed at July 31, 1996.
 The Products group decreased its cost of goods sold by $205,500 or 86.8%, to $31,300 for 1997 as compared to $236,800 for the third Quarter of 1996 due to the disposition of the asbestos air monitoring product line in May 1997.


 The gross profit for the third Quarter ended September 30, 1997 decreased by $63,400, a decrease of 34.1%, to $122,300 as compared to $185,700 for the Three months ended September 30, 1996. The Services Division recorded a decrease of 45.9% or $47,700 in its gross profit for the third Quarter of 1997 as compared to the third Quarter of 1996. $23,500 of the Service group gross profit reduction of $47,700 is attributable to the Environmental Consulting and Engineering and Civil Engineering and Surveying Division which was disposed at July 31, 1996. The Products division experienced a decrease of 19.2% or a $15,700 reduction in its gross profit for the third Quarter of 1997 as compared to the third Quarter of 1996.

 The Services Division reported a 27.4% gross margin for the third Quarter of 1997 as compared to a 22.2% margin for the same Quarter in 1996. The reason for the significantly improved gross margin in the Services Division and the $47,700 decrease in the amount of gross profit reported by that division is related to the Environmental Consulting and Engineering and Civil Engineering and Surveying Division, which was disposed at July 31, 1996, and the efficiency gained from downsizing of personnel and reduction of nonbillable expenses, including compensation. The Products Division reported a 67.9% gross margin for the third Quarter of 1997 as compared to a 25.7% margin for the same Quarter in 1996 as a result of the disposition of the asbestos air monitoring product line in May 1997, leaving the ACT product line which has significantly higher margins.

 Percentage comparisons of gross margins reported by the company are as follows:

[S]                        [C]         [C]             [C]
 Period		                  Total	      Products	       Services
 3rd Quarter 1997 		       40.4%	      67.9%	          27.4%
 3rd Quarter 1996		        23.6%	      25.7%	          22.2%


 Percentage comparisons of gross margins reported by the company excluding the Environmental Consulting and Engineering and Civil Engineering and Surveying Division, which was disposed at July 31, 1996, are as follows:

[S]                       [C]          [C]          [C]
 Period		                 Total	       Products	    Services
 3rd Quarter 1997 		      40.4%	       67.9%	       27.4%
 3rd Quarter 1996		       24.6%	       25.7%	       23.5%

 Other operating revenue was $12,100 for the Quarter ended September 30, 1997 as compared to $2,500 of revenue for the Quarter ended September 30, 1996.

 Operating expenses were $126,700 lower and amounted to $227,200 for the Three months ended September 30, 1997, as compared to $353,800 reported for the Three months ended September 30, 1996. The operating expenses for the third Quarter of 1996 included $45,400 of expenses related the Environmental Consulting and Engineering and Civil Engineering and Surveying Division, which was disposed on July 31, 1996. Sales and marketing expenses decreased by $39,600, which savings were mostly attributable to the decline in sales for 1997, and the agreement with Zelweger Analytics, Inc. for the distribution of the ACT product line in 1996. General and administrative costs decreased by $16,500 to $151,500 for the Three months ended
 September 30, 1997, as compared to $168,000 reported for the Three months ended September 30, 1996. General and administrative costs decreased by $56,700 excluding amounts attributable to the Environmental Consulting and Engineering and Civil Engineering and Surveying Division, which was disposed on July 31, 1996 and the one time reduction in expense of $80,500 for the final settlement with the former CEO. Included in the third Quarter 1996 general and administrative expenses is approximately $15,000 of consulting fees and expenses that were related to a contract that was terminated in August 1996. Research and development costs decreased by $21,200 to $27,000. Shipping and receiving costs decreased by $17,900 to $200 for the Three months ended September 30, 1997 as compared to $18,100 for the Three months ended September 30, 1996. This decline is related to the decrease in sales reported above. A reduction of $2,200 in costs related to quality control was the result of a reduction in personnel which occurred in the first Quarter of 1996. Depreciation and amortization costs deceased overall by $29,200 but ongoing activities realized an increase of $3,600 for the third Quarter ended September
 30, 1997 as compared to 1996 of which $32,800 of expense was attributable to the Environmental Consulting and Engineering and Civil Engineering and Surveying Division, which was disposed on July 31, 1996.

 The Company incurred an operating loss of $92,800 for the Three months ended September 30, 1997 as compared to an operating loss of $165,600 for the Three months ended September 30, 1996. The operating loss for the Three months ended September 30, 1996 would have been $152,200, excluding the Environmental Consulting and Engineering and Civil Engineering and Surveying Division, which was disposed on July 31, 1996.

 Interest income for the Quarter ended September 30, 1997 was $14,800 compared to $6,400 of interest income recorded for the Quarter ended September 30, 1996. Interest income in 1997 resulted from interest earned on a note that was exchanged in connection with the disposition of the Environmental Consulting and Engineering and Civil Engineering and Surveying Division completed on July 31, 1996 and a mortgage note that was recorded as a result of the sale of the real property in December 1996. Interest expense of $19,600 for the Three months ended September 30, 1997 was $15,500 lower than the amount reported for the third Quarter of 1996 which was $35,100. The decrease in interest expense is attributable to reduced borrowing under the Company's asset based lending arrangement and the payoff of the mortgages in December 1996 when the real estate was sold. Amortization ofloan costs for the third Quarter of 1997 was $5,400 and was $20,000 lower than the $25,400 reported for the Quarter ended
 September 30, 1996.

 The Company incurred a net loss of $106,600 for the Three months ended September 30, 1997 as compared to a net loss of $95,200 for the Three months ended September 30, 1996. The net loss for the third Quarter of 1996, excluding the Environmental Consulting and Engineering and Civil Engineering and Surveying Division, which was disposed on July 31, 1996 would have been $76,900 which is $18,200 lower than the $95,200 reported for the third Quarter of 1996.

 Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

 Sales for the first Nine months of 1997 amounted to $1,442,000 which were $2,068,300 (58.9%)lower than the $3,510,300 reported for the first Nine months of 1996. The Service group decreased its sales by 63.6% or $1,277,000 to $730,700 and the Products group lost revenues of $791,300 (52.7%)and reported $711,300 for the Nine months ended September 30, 1997 as compared to $1,502,600 for the Nine months ended September 30, 1996. Included in the Service group revenue reduction of $1,277,000 is a decrease of nearly $1,000,000 ($999,500) related to the Environmental Consulting and Engineering and Civil Engineering and Surveying Division which was disposed at July 31, 1996. The Consultative Services and Air Quality groups reported $277,500 less revenues for the first Nine months of 1997 as compared to the first Nine months of 1996. The reason for the reduction in the Products group revenue is related to the decrease in activity in the asbestos air monitoring in the industry and the disposition of this product line during May 1997.

 Cost of goods sold and direct service costs decreased by 63.1% or $1,646,400 to $964,800 for the first Nine months of 1997 as compared to $2,611,200 reported for the first Nine months of 1996. The Services Division reduced its direct service costs by $1,060,500 (68.8%) and reported $480,500 for the first Nine months of 1997 as compared to $1,541,000 for the first Nine months of 1996. Included in the Service group direct service costs reduction of $1,060,500 is a decrease of $758,000 related to the Environmental
 Consulting and Engineering and Civil Engineering and Surveying division which was disposed at July 31, 1996. The Products group decreased its cost of goods sold by $585,900 or 54.8%, to $484,300 for 1997 as compared to $1,070,200 for the first Nine months of 1996 due to the non stockpiling of air monitoring cassettes by one large customer and the disposition of the asbestos air monitoring product line in May 1997.

 The gross profit for the first Nine months ended September 30, 1997 decreased by $421,900, a decrease of 46.9%, to $477,200 as compared to $899,100 for the Nine months ended September 30, 1996. The Services Division recorded a significant decrease of 46.4% or $216,500 in its gross profit for the first Nine months of 1997 as compared to the first Nine months of 1996. Included in the Service group gross profit reduction of $216,500 is a decrease of $241,400 related to the Environmental Consulting and Engineering and Civil Engineering and Surveying Division which was disposed at July 31, 1996. Excluding the decrease from the disposition of the Environmental Consulting and Engineering and Civil Engineering and Surveying Division, the gross rpofit for the remaining services increased by $24,900. The Products Division experienced a significant decrease of 47.5% or a $205,400 reduction in its gross profit and reported $227,100 of gross profit for the first Nine months of 1997 as compared to the $432,500 for the first Nine months of 1996.

 The Services Division reported a 34.2% gross margin for the third quarter of 1997 as compared to a 23.2% margin for the same quarter in 1996. The reason for the significantly improved gross margin in the Services Division and the $216,500 decrease in the amount of gross profit reported by that division is related to the Environmental Consulting and Engineering and Civil Engineering and Surveying Division, which was disposed at July 31, 1996, and the efficiency gained from downsizing of personnel and reduction of nonbillable expenses, including compensation. The Products Division reported a 31.9% gross margin for the third quarter of 1997 as compared to a 28.8% margin for the same quarter in 1996.

 Percentage comparisons of gross margins reported by the company are as follows:

[S]                     [C]             [C]             [C]
 Period		               Total	          Products	       Services
 1st Nine Months 1997 		33.1%	          31.9%	          34.2%
 1st Nine Months 1996		 25.6%	          28.8%	          23.2%


 Percentage comparisons of gross margins reported by the company excluding the Environmental Consulting and Engineering and Civil Engineering and Surveying Division, which was disposed at July 31, 1996, are as follows:

[S]                     [C]             [C]             [C]
 Period		               Total	          Products	       Services
 1st Nine Months 1997 		33.1%	          31.9%	          34.2%
 1st Nine Months 1996		 26.2%	          28.8%	          22.3%

 Other operating revenue was $18,300 for the first Nine months ended September 30, 1997 as compared to $3,000 for the first Nine months ended September 30, 1996.

 Operating expenses were $1,294,900 lower and amounted to $831,100 for the Nine months ended September 30, 1997, as compared to $2,126,000 reported for the Nine months ended September 30, 1996. The operating expenses for the first Nine months of 1996 included $838,500 of expenses related to the Environmental Consulting and Engineering and Civil Engineering and
 Surveying Division, which was disposed on July 31, 1996. Operating expenses for the first Nine months of 1996 included a one time charge of $615,000 related to the write-off of goodwill related to the Environmental
 Consulting and Engineering and Civil Engineering and Surveying Division. Sales and marketing expenses decreased by $153,000, which savings were mostly attributable to the decline in sales for 1997, and the agreement with Zellweger Analytics, Inc. for the distribution of the ACT product line in 1996. General and administrative costs decreased by $341,300 to $520,400 for the Nine months ended September 30, 1997, as compared to $861,700 reported for the Nine months ended September 30, 1996. Included in the third quarter 1996 general and administrative expenses is approximately $86,800 of consulting fees and expenses that were related to a contract that was terminated in August 1996 and $180,500 of amounts attributable to the Environmental Consulting and Engineering and civil engineering and Surveying Division, which was disposed on July 31, 1996. A portion of the decrease is due to a reduction in personnel and restructuring of costs. Research and development costs decreased by $38,400 to $120,000. Shipping and receiving costs decreased by $49,100 to $10,300 for the Nine months ended September 30, 1997 as compared to $59,400 for the Nine months ended September 30, 1996. This decline is related to the decrease in sales reported above. A reduction of $9,800 in costs related to quality control was the result of a reduction in personnel in the third quarter of 1996. Depreciation and amortization costs decreased by $88,300 for the third quarter ended September 30, 1997 as compared to 1996 of which $43,000 was attributable the Environmental Consulting and Engineering and Civil Engineering and Surveying Division, which was disposed on July 31, 1996.

 The Company incurred an operating loss of $335,600 for the Nine months ended September 30, 1997 as compared to an operating loss of $1,223,900 for the Nine months ended September 30, 1996, which included a one time charge of $615,000 related to the write-off of goodwill related to the Environmental Consulting and Engineering and Civil Engineering and Surveying Division.
 The operating loss for the Nine months ended September 30, 1996 would have been $625,600, excluding the Environmental Consulting and Engineering and Civil Engineering and Surveying division, which was disposed on July 31, 1996.

 Interest income for the Nine months ended September 30, 1997 was $37,600 higher than the amount recorded for 1996. Interest income in 1997 resulted from interest earned on a note that was exchanged in connection with the disposition of the Environmental Consulting and Engineering and Civil Engineering and Surveying Division completed on July 31, 1996 and a mortgage note that was recorded as a result of the sale of the real property in December 1996. Interest expense of $66,500 for the Nine months ended September 30, 1997 was $67,000 lower than the amount reported for the first Nine months of 1996 which was $133,500. The decrease in interest expense is attributable to reduced borrowing under the Company's asset based lending arrangement and the payoff of the mortgages in December 1996 when the real estate was sold. Amortization of loan costs for the first Nine months of 1997 was $16,100 and was $30,300 lower than the $46,400 reported for the first Nine months ended
 September 30, 1996.

 The Company incurred a net loss of $374,600 for the Nine months ended September 30, 1997 as compared to a net loss of $1,271,400 for the Nine months ended September 30, 1996, which included a one time charge of $615,000 related to the write-off of goodwill related to the Environmental Consulting and Engineering and Civil Engineering and Surveying Division. The net loss for the first Nine months of 1996, excluding the Environmental Consulting and Engineering and Civil Engineering and Surveying Division, which was disposed on July 31, 1996 would have been $655,700 which is $615,600 lower than the $1,271,400 reported for the first Nine months of 1996.

FINANCIAL CONDITION


 The Company's financial condition continued to deteriorate during the first Nine months of 1997 due principally to continued operating losses, and the Company is experiencing severe cash flow problems.

 The working capital deficiency has increased from $928,000 at December 31, 1996 to $1,101,700 at September 30, 1997. Included in the working capital deficiency are approximately $300,000 in related party debt which terms are expected to be extended and the prepaid purchase deposit from Zellweger Analytics, Inc. in excess of $480,000 which is recorded as deferred revenue and included in accrued liabilities at September 30, 1997.

 The Company has been negotiating with several vendors to restructure accounts payable and certain lenders appear willing to restructure debt since the Company has not been able to meet its obligations timely. In January 1997, the Company entered into agreements with several lenders that ties payment of debts to actual collections from notes receivable and related interest payments received.

 The Services Division experienced a reduction in sales revenues and the trade receivables from that group are down to $143,400 at September 30, 1997 from $207,400 at December 31, 1996. The Products Division reduced inventories by $232,200 to $56,100 from $287,500 at December 31, 1996 as a result of reduced sales of products and the sale of the asbestos product line to a major customer during May of 1997.

 During January 1997 the Company, through its Products Division subsidiary, terminated its two year Master Distribution Agreement with Zellweger Analytics, Inc. (Zellweger) for non performance. The Company is conducting discussions with Zellweger to reach agreement on the prepaid purchase deposit in excess of $480,000 which is recorded as deferred revenue and included in accrued liabilities at September 30, 1997 and December 31, 1996.

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

 The Company sold its air sampling cassettes products line, including equipment and inventory, for $161,072, to a major customer during May 1997. The total amount of cash received by the Company was $5,100 and $155,972 was paid to a vendor. This transaction was part of management's strategy to eliminate unprofitable or marginally profitable services and products.

 The Company intends to expand its consultative services, including outsourcing, and is in discussions with another company to jointly market a broad base of services including health and safety services beginning in 1998. In addition, the Company is looking to grow its laboratory services base through aggressive marketing, identifying potential merger partners (other industrial hygiene laboratories) to increase revenues and streamline or reduce costs.

 The Company plans to pursue the refinancing of certain loans, amounting to approximately $300,000 from related parties and stockholders and included in current maturities of long-term debt, by the fourth quarter of 1997.

 Item 1.  Legal Proceedings

 Item 5.  Other Information

 Item 6.  Exhibits and Reports

 Exhibit

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ENVIROMETRICS, INC.

Date:  November 12, 1997                    Walter H. Elliott, III
                                    --------------------------------
                                          Walter H. Elliott, III

                                            President and CEO
