Form 10QSB
period 1998-03-31
ENVIROMETRICS INC /DE/
filed 1998-05-14
CIK 917253

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D. C.   20549

                          FORM 10-QSB

  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT 1934

        For the quarterly period ended March 31, 1998

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

      Registrant's telephone number, including area code:
                         (843) 553-9456

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES []        NO [X]

As of May 1, 1998 the Registrant had outstanding 2,499,899 shares of common Stock. Transitional small business disclosure format (check one):

                     YES [  ]     NO [X]

INDEX


PART I.	FINANCIAL INFORMATION		                  Page #

Item 1.	Financial Statements

		Condensed Consolidated Balance Sheet at
             March 31, 1998 and December 31, 1997                  2

		Condensed Statement of Operations for the
              First Quarter ended March 31, 1998 and 1997          3

		Condensed Statement of Cash Flows for the
            First Quarter ended March 31, 1998 and 1997            4

		Notes to Consolidated Financial Statements	                    5-7

 Item 2.	Management's Discussion and Analysis of
             Results of Operations and Financial
             Conditions				                                     8-11

PART II.	OTHER INFORMATION

  Item 1.	Legal Proceedings

  Item 5.    Other Information

  Item 6.	Exhibits and Reports

Signature					                                                    12

                      ENVIROMETRICS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                       March 31, 1998 and December 31, 1997

                                  March 31, 1998      December 31, 1997
 ASSETS                             (Unaudited)           (Unaudited)


CURRENT ASSETS
  Cash and cash equivalents       $    44,155          $    54,096
  Current portion of notes
     receivable                       334,119              100,548
  Trade receivables less allowance
    for doubtful accounts
    1998 and 1997 $18,082             142,403              117,625
  Other receivables                    19,266                4,367
  Inventories                  	       17,334               17,334
  Prepaid expenses	      	             39,795               53,821
                                     --------             --------
    TOTAL CURRENT ASSETS              597,072              347,791
                                     --------             --------
OTHER ASSETS AND INTANGIBLES
  Deposits		     	                     13,484               21,093
  Notes receivable,
    less current portion              337,712              596,197
  Organization and loan costs,
    net of accumulated amortization
    1998 $57,333; 1997 $51,958          4,505                9,880

  Other, including amounts due
    amounts due from stockholders     132,525              146,148
                                      -------              -------
                                      488,226              773,318
                                      -------              -------

 PROPERTY AND EQUIPMENT
   Furniture and equipment      	   1,079,738             1,079,738
   Vehicles                            14,421                44,033
                                    ---------             ---------
                                    1,094,159             1,123,771

   Less accumulated depreciation
     and amortization                (957,807)             (963,843)
                                    ---------             ---------
                                      136,352               159,928
                                    ---------             ---------
                                   $1,221,650            $1,281,037
                                   ==========            ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of
    long-term debt		            $  324,775          $  336,106
  Accounts payable		               545,793             540,719
  Accrued expenses                 181,913             179,922
                                 ---------           ---------
TOTAL CURRENT LIABILITIES        1,052,481           1,056,747
                                 ---------           ---------

LONG-TERM DEBT,
  less current maturities          528,663             544,506
                                ----------          ----------
STOCKHOLDERS' EQUITY
  Common stock par value $.001;
    authorized 10,000,000 shares;
    issued 1998 and 1997 - 2,499,899
    shares                          2,500                2,500
  Preferred stock, no par value;
    authorized 2,500,000 shares;
    issued 1998 and 1997 - 70,000
    shares                        140,000              140,000
  Additional paid-in capital    5,137,858            5,137,858
  Retained earnings(deficit)   (5,639,852)          (5,600,574)
                               ----------            ----------
                               (  359,494)          (  320,216)
                               ----------           ----------
 TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY       $1,221,650           $1,281,037
                               ==========           ==========

See Notes to Condensed Financial Statements

                        ENVIROMETRICS, INC.  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  FOR THE QUARTER ENDED MARCH 31, 1998 and 1997

                                   THREE MONTHS ENDED
                                 March 31,     March 31,
                                   1998          1997
                                 ---------     --------

NET SERVICE REVENUE           $  198,742    $ 276,274

DIRECT SERVICE COSTS             120,174      157,859
                              ----------   ----------
     GROSS PROFIT                 78,568      118,415
                              ----------   ----------
                                   39.5%        42.9%

OTHER OPERATING REVENUE           11,395        9,753                           ---------   ----------   ----------    ----------
                             -----------   ----------
OPERATING EXPENSES

  Sales and marketing              9,949       25,560
  General and administrative      98,231      134,253
  Depreciation and
     amortization                 11,856       20,312
                               ---------    ---------
                                 120,036      180,125
                               ---------    ---------
           OPERATING LOSS        (30,073)     (51,957)
                                ---------   ----------
FINANCIAL INCOME (EXPENSE)
  Interest income                11,804        15,391
  Interest expense               (8,097)      (32,158)
  Gain (loss) on disposition
     of property                (11,720)           -
  Gain (loss) on vendor
     balances negotiate d        (1,167)           -
  Other                           5,350            -
  Amortization of loan costs     (5,375)       (5,375)
                                --------    ----------
                                 (9,205)      (22,142)
                                --------    ----------
INCOME (LOSS) BEFORE
  DISCONTINUED OPERATIONS       (39,278)      (74,099)

DISCONTINUED OPERATIONS              -         (2,777)
                                --------      --------
NET LOSS                     $  (39,278)  $   (76,876)
                               =========    ==========
Weighted average number of
common shares outstanding      2,499,899     2,471,626
                              ==========    ==========
Net loss per common share    $   (0.016)  $    (0.031)
                               =========    ==========
Dividends per common share   $    -      $      -
                               =========    ==========


See Notes to Condensed Consolidated Financial Statements

                ENVIROMETRICS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
            FIRST QUARTER ENDED MARCH 31, 1998 AND 1997

                                          March 31,1998     March 31,1997
Cash Flow From Operating Activities:
   Net (loss)   			                         $ ( 39,278)     $ ( 76,876)
   Adjustments To Reconcile net
    income (loss) to net cash used
    in operating activities
   Depreciation                                  7,356          27,701
   Amortization                                  9,875           9,875
  (Gain) loss on disposal of equipment          11,720              -
    Change in assets and liabilities:
    (Increase)decrease in accounts receivable  (39,677)         14,713
    Decrease in inventory                           -          139,303
    Decrease in prepaid expenses                14,026          26,373
    Increase(decrease)in accounts payable
     and accrued expenses                        7,065          64,429
                                              ---------      ----------
      Net cash provided by
        operating activities                   (28,913)         76,660
                                              ---------      ----------


Cash Flow From Investing Activities:
  Decrease in notes receivable                  24,914          32,376
  Increase(decrease) in other assets            21,232         (16,657)
                                              ---------      ----------
  Net cash provided by investing activities     46,146          15,719

Cash Flows From Financing Activities:
  Proceeds from borrowings on
   short-term notes	                                             8,313
  Principal payments on long-term
    borrowing                                  (27,174)        (95,815)

                                              ---------      ----------
    Net cash used in financing
                                               (27,174)        (87,502)
                                              ---------      ----------
    Net (decrease) increase in cash and
      cash equivalents                          (9,941)          4,877

Cash and cash equivalents, beginning            54,096          29,604
                                              --------       ----------
Cash and cash equivalents, ending             $ 44,155       $  34,481
                                              =========      ==========

Supplemental Disclosure of Cash Flows
  Information
    Cash payments for interest               $     908       $  13,930
                                              =========      ==========


See Notes to Condensed Consolidated Financial Statements

ENVIROMETRICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1998

(1) The unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements of the Company, and notes thereto, should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December
31, 1995. The Company has not completed its audits of the consolidated financial statements for the years ended December 31, 1997 and 1996 and has not filed form 10-KSB for the years ended December 31, 1997 and 1996.

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

(3) Shakespeare Partners, LTD, whose general partner is a stockholder of the Company, had outstanding notes payable due from the Company amounting to $287,686 at March 31, 1998 and December 31, 1997. No interest was paid by the Company during 1997 or year to date 1998. In addition Shakespeare Partners, LTD, loaned an additional $20,000 to the Company in May 1998 in connection with negotiation and settlement of certain vendor debt.

 The United States Company had outstanding notes payable due from the Company amounting to $209,157 at March 31, 1998 and December 1997. No interest was paid during 1997 or year to date during 1998. Two Directors of the Company are officers of the United States Company. The Treasurer is a Principal in The United States Company.

 The President and CEO had outstanding notes payable due from the Company amounting to $15,038 at March 31, 1998 and December 1997. No interest was paid during 1997 or year to date during 1998.

(4) The Company sold its asbestos product line (inventory and equipment) to a large customer during May 1997 for $161,072 cash. Proceeds from the disposition were used to reduce vendor trade amounts. The Company sold its remaining Air Chemical Technology (ACT) product line to its exclusive distributor for a $354,850 reduction in prepaid purchase deposits. In addition, $10,000 cash was paid and 70,000 shares of preferred stock were issued at a value of $140,000, which eliminated the prepaid purchase deposits liability.

(5) The Company has a $230,000 note receivable (due no later than December 31, 1998) from the Buyer of its real property in December 1996. The buyer pays interest only monthly at 10%. The note is secured by the real estate.

(6) On March 12, 1998 the Company announced that it had signed a letter of intent to acquire all of the outstanding stock of Guardian Health Care, Inc.
  Although the letter of intent has expired, the Company is continuing discussions and negotiations for a definitive acquisition agreement. If consummated, it is anticipated that the acquisition will result in current stockholders of the Company retaining no more than 15% ownership of the Company. The transaction is contingent upon the debt mediation of the current Company's secured and unsecured creditors.

(7) The Company's common stock and warrants were deleted from The Nasdaq SmallCap Market(tm) on December 3, 1996 for failure to meet the capital and surplus requirement for continued listing. The Company is listed on the OTC-Bulletin Board.

(8) On April 1, 1997 the Company issued 125,000 shares of its common stock to The United States Company in exchange for 640,000 warrants to purchase its common stock. On that same date the Company issued 5,000 shares of common stock to Walter H. "Skip" Elliott, III, President and CEO, 5,000 shares of common stock to Elsie L. Rose, Treasurer, 5,000 shares of common stock to Robin A. Bowers, Secretary at that date, and 1,000 shares of common stock to another employee. During September 1997 The United States Company tendered 125,000 shares back to the Company.

(9) During October 1997 the Company settled employment agreements with two employees at termination of their employment by agreeing to grant warrants for each to purchase 50,000 shares of Company common stock. No amounts have been recorded in the financial statements.

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

The following financial information reports operating trends taking into account the discontinued operations of the Products Group for 1997. Net service revenue for the Service group, which is comprised of the industrial hygiene laboratory and the health and safety consulting, for the First Quarter of 1998 amounted to $198,800 which were $77,500 (28.1%)lower than the $276,300 reported for the First Quarter of 1997. Additional sales that would have been reported without the discontinued Products line amounted to
$410,900 for the First Quarter of 1997.

Direct service costs decreased by 23.9% or $37,700 to $120,200 for the First
 Quarter of 1998 as compared to $157,900 reported for the First Quarter of 1997. Additional cost of sales that would have been reported without the discontinued Products line amounted to $296,000 for the First Quarter of 1997.

The gross profit for the First Quarter ended March 31, 1998 decreased by $39,800, a decrease of 33.7%, to $78,600 as compared to $118,400 for the three months ended March 31, 1997. Additional gross profit that would have been reported without the discontinued Products line amounted to $114,900 for the First Quarter of 1997.

The Company reported a 39.5% gross margin for the First Quarter of 1998 as compared to a 42.9% margin for the same Quarter in 1997. The reason for the deterioration in gross margin in the Services Division and the $39,800 decrease in the amount of gross profit reported by that division is due to reduced sample analysis during the First Quarter of 1998 and a large consultative project that was performed during the first three months of 1997.

Other operating revenue was $11,400 for the Quarter ended March 31, 1998 as compared to $9,800 of revenue for the Quarter ended March 31, 1997.

Operating expenses were $60,100 lower and amounted to $120,000 for the Three months ended March 31, 1998, as compared to $180,100 reported for the Three months ended March 31, 1997. Sales and marketing expenses decreased by $15,600, which savings were mostly attributable to a reduction in staff for 1998. General and administrative costs decreased by $36,000 to $98,200 for the Three months ended March 31, 1998, as compared to $134,200 reported for the Three months ended March 31, 1997. Depreciation and amortization costs decreased overall by $8.500 due to the reduction in vehicles of the Service Group for the first Quarter of 1998.

The Company incurred an operating loss of $30,100 for the Three months ended
 March 31, 1998 as compared to an operating loss of $52,000 for the Three months ended March 31, 1997. Additional operating loss that would have been reported without the discontinued Products line amounted to $2,700 for the First Quarter of 1997.

Interest income for the Quarter ended March 31, 1998 was $11,800 compared to $15,400 of interest income recorded for the Quarter ended March 31, 1997.
 The decrease is due to the reduction in the principal balance outstanding for a note receivable that was executed during 1996 in connection with the disposition of the Environmental Consulting and Engineering and Civil
Engineering and Surveying Division. Interest expense of $8,100 for the Three months ended March 31, 1998 was $24,100 lower than the amount reported for the First Quarter of 1997 which was $32,200. The decrease in interest expense is attributable to elimination of borrowing under the Company's asset based lending arangement for the Products Group which was disposed during the Fourth Quarter of 1997. Amortization of loan costs for the First Quarter of 1998 and 1997 was $5,400.

The Company incurred a net loss before discontinued operations of $39,300 for the Three months ended March 31, 1998 as compared to a net loss before discontinued operations of $74,100 for the Three months ended March 31, 1997. Discontinued operations for the First Quarter ended March 31, 1997 was $2,800 related to the Products line. Net loss for the First Quarter ended March 31, 1998 was 39,300 which is $37,600 lower than the net loss of $76,900 reported for the First Quarter ended March 31, 1997.

FINANCIAL CONDITION


The Company's financial condition continued to deteriorate during the first
 Three months of 1998 due principally to continued operating losses, and the Company is experiencing severe cash flow problems.

The working capital deficiency has decreased from $709,000 at December 31, 1997 to $455,400 at March 31, 1998. Included in the working capital deficiency is approximately $512,000 in related party debt which terms have informally been extended.

The Company has been negotiating with several vendors to restructure accounts payable and certain lenders appear willing to restructure debt since the Company has not been able to meet its obligations timely. In January 1997, the Company entered into agreements with several lenders that ties payment of debts to actual collections from notes receivable and related interest payments received. These payments are in arrears.

Trade accounts receivable from the Services group are up approximately
 $24,800 to $142,400 at March 31, 1998 from $117,600 at December 31, 1997.
 The Products Division still has $10,200 included in trade accounts receivable.

In April 1997, the Company was successful in subleasing its office space at Faber Place to another Company through January 1999. This will continue to result in savings of approximately $3,000 per month in rent. The Company has been experiencing a reduction in facility costs since it disposed of its real estate in December 1996. The Company executed a five year lease on its University Boulevard location after the sale of the real estate, and has reduced its monthly cash outlay by approximately $7,000.

The Company receives interest income in 1997 of approximately $5,000 per month from two notes receivable executed during 1996, related to the disposition of the Environmental Consulting and Engineering and Civil
Engineering and Surveying Division on July 31, 1996 and sale of the real estate in December 1996. The $230,000 note receivable from the sale of the real estate is due no later than December 1998.

The Company sold its air sampling cassettes products line, including equipment and inventory, for $161,072, to a major customer during May 1997.
  The total amount of cash received by the Company was $161,072 and $155,972 was paid to a vendor. The Company also sold its remaining Air Chemical Technology (ACT) product line to its exclusive distributor for a $354,850 reduction in prepaid purchase deposits. In addition, $10,000 cash was paid and 70,000 shares of preferred stock were issued at a value of $140,000, which eliminated the prepaid purchase deposits liability. These transactions were part of management's strategy to eliminate the unprofitable product group.

The Company is looking to grow its laboratory services base through aggressive marketing, identifying potential merger partners (other industrial hygiene laboratories) to increase revenues and streamline or reduce costs.

The Company is in discussions with certain lenders regarding the refinancing of certain loans, amounting to approximately $512,000 from stockholders, a portion of which is included in current maturities of long-term debt.

 Item 1.  Legal Proceedings

 Item 5.  Other Information

 Item 6.  Exhibits and Reports

 Exhibit

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ENVIROMETRICS, INC.

Date:  March 14, 1998                     Walter H. Elliott, III
                                    --------------------------------
                                          Walter H. Elliott, III

                                            President and CEO
