Form 10QSB/A
period 1998-03-31
ENVIROMETRICS INC /DE/
filed 1998-08-07
CIK 917253

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

                     YES []        NO [X]

As of May 1, 1998 the Registrant had outstanding 2,669,899 shares of common Stock. Transitional small business disclosure format (check one):

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
                                   ==========            ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of
    long-term debt		            $  324,775          $  336,106
  Accounts payable		               545,794             546,605
  Accrued expenses                 181,913             174,037
                                 ---------           ---------
TOTAL CURRENT LIABILITIES        1,052,482           1,056,748
                                 ---------           ---------

LONG-TERM DEBT,
  less current maturities          528,663             544,506
                                ----------          ----------
STOCKHOLDERS' EQUITY
  Common stock par value $.001;
    authorized 10,000,000 shares;
    issued 1998 and 1997 - 2,669,899
    shares                          2,670                2,670
  Preferred stock, no par value;
    authorized 2,500,000 shares;
    issued 1998 and 1997 - 70,000
    shares                            700                  700
  Additional paid-in capital    5,320,369            5,320,369
  Retained earnings(deficit)   (5,683,234)          (5,643,956)
                               ----------            ----------
                               (  359,495)          (  320,217)
                               ----------           ----------
 TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY       $1,221,650           $1,281,037
                               ==========           ==========

See Notes to Condensed Financial Statements

                        ENVIROMETRICS, INC.  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  FOR THE QUARTER ENDED MARCH 31, 1998 and 1997

                                   THREE MONTHS ENDED
                                 March 31,     March 31,
                                   1998          1997
                                 ---------     --------

NET SERVICE REVENUE           $  198,742    $ 276,274

DIRECT SERVICE COSTS             120,174      157,859
                              ----------   ----------
     GROSS PROFIT                 78,568      118,415
                              ----------   ----------
                                   39.5%        42.9%

OTHER OPERATING REVENUE           11,395        9,753                           ---------   ----------   ----------    ----------
                             -----------   ----------
OPERATING EXPENSES

  Sales and marketing              9,949       25,560
  General and administrative      98,231      134,253
  Depreciation and
     amortization                 11,856       20,312
                               ---------    ---------
                                 120,036      180,125
                               ---------    ---------
           OPERATING LOSS        (30,073)     (51,957)
                                ---------   ----------
FINANCIAL INCOME (EXPENSE)
  Interest income                11,804        15,391
  Interest expense               (8,097)      (32,158)
  Gain (loss) on disposition
     of property                (11,720)           -
  Gain (loss) on vendor
     balances negotiate d        (1,167)           -
  Other                           5,350            -
  Amortization of loan costs     (5,375)       (5,375)
                                --------    ----------
                                 (9,205)      (22,142)
                                --------    ----------
INCOME (LOSS) BEFORE
  DISCONTINUED OPERATIONS       (39,278)      (74,099)

DISCONTINUED OPERATIONS              -         (2,777)
                                --------      --------
NET LOSS                     $  (39,278)  $   (76,876)
                               =========    ==========
Weighted average number of
common shares outstanding      2,669,899     2,471,626
                              ==========    ==========
Net loss per common share    $   (0.016)  $    (0.031)
                               =========    ==========
Dividends per common share   $    -      $      -
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


                                    ENVIROMETRICS, INC.

Date:  August 07, 1998                     Walter H. Elliott, III
                                    --------------------------------
                                          Walter H. Elliott, III

                                            President and CEO
