Form 10QSB
period 1998-06-30
ENVIROMETRICS INC /DE/
filed 1998-08-14
CIK 917253

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D. C.   20549

                          FORM 10-QSB

  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT 1934

        For the quarterly period ended June 30, 1998

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

                     YES []        NO [X]

As of June 30, 1998 the Registrant had outstanding 2,796,671 shares of common Stock. Transitional small business disclosure format (check one):

                     YES [  ]     NO [X]

INDEX


PART I.	FINANCIAL INFORMATION		                  Page #

Item 1.	Financial Statements

		Condensed Consolidated Balance Sheet at
             March 31, 1998 and December 31, 1997                  2

		Condensed Statement of Operations for the
              First Quarter ended March 31, 1998 and 1997          3

		Condensed Statement of Cash Flows for the
            First Quarter ended March 31, 1998 and 1997            4

		Notes to Consolidated Financial Statements	                    5-7

 Item 2.	Management's Discussion and Analysis of
             Results of Operations and Financial
             Conditions				                                     8-12

PART II.	OTHER INFORMATION

  Item 1.	Legal Proceedings

  Item 5.    Other Information

  Item 6.	Exhibits and Reports

Signature					                                                    13

                      ENVIROMETRICS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                       June 30, 1998 and December 31, 1997

                                  June 30, 1998      December 31, 1997
 ASSETS                             (Unaudited)           (Unaudited)


CURRENT ASSETS
  Cash and cash equivalents       $    25,015          $    54,096
  Current portion of notes
     receivable                       308,766              100,548
  Trade receivables less allowance
    for doubtful accounts
    1998 and 1997 $18,082              93,348              117,625
  Other receivables                     2,166                4,367
  Inventories                  	       15,017               17,334
  Prepaid expenses	      	             23,780               53,821
                                     --------             --------
    TOTAL CURRENT ASSETS              468,092              347,791
                                     --------             --------
OTHER ASSETS AND INTANGIBLES
  Deposits		     	                        929               21,093
  Notes receivable,
    less current portion              337,712              596,197
  Organization and loan costs,
    net of accumulated amortization
    1998 $61,838; 1997 $51,958              -                9,880

  Other, including amounts due
    amounts due from stockholders     151,319              146,148
                                      -------              -------
                                      489,960              773,318
                                      -------              -------

 PROPERTY AND EQUIPMENT
   Furniture and equipment      	   1,079,738             1,079,738
   Vehicles                            14,421                44,033
                                    ---------             ---------
                                    1,094,159             1,123,771

   Less accumulated depreciation
     and amortization                (969,664)             (963,843)
                                    ---------             ---------
                                      124,495               159,928
                                    ---------             ---------
                                   $1,082,547           $1,281,037
                                   ==========            ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of
    long-term debt		            $  247,470          $  336,106
  Accounts payable		               275,464             546,605
  Accrued expenses                 130,318             174,037
                                 ---------           ---------
TOTAL CURRENT LIABILITIES          653,252           1,056,748
                                 ---------           ---------

LONG-TERM DEBT,
  less current maturities          108,613             544,506
                                ----------          ----------
STOCKHOLDERS' EQUITY
  Common stock par value $.001;
    authorized 10,000,000 shares;
    issued 1998 - 2,796,671 shares
    and 1997 - 2,669,899 shares      2,797                2,670
  Preferred stock, no par value;
    authorized 2,500,000 shares;
    issued 1998 - 351,268
    and 1997 - 70,000 shares         3,513                  700
  Additional paid-in capital     5,807,890            5,320,369
  Retained earnings(deficit)    (5,493,518)          (5,643,956)
                                ----------            ----------
                                   320,682           (  320,217)
                                ----------           ----------
 TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY        $1,082,547           $1,281,037
                                ==========           ==========

See Notes to Condensed Financial Statements

                        ENVIROMETRICS, INC.  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  FOR THE QUARTER ENDED JUNE 30, 1998 and 1997

                                   THREE MONTHS ENDED
                                 June 30,    June 30,
                                   1998          1997
                                 ---------     --------

NET SERVICE REVENUE           $  380,844    $ 525,318

DIRECT SERVICE COSTS             257,760      331,338
                              ----------   ----------
     GROSS PROFIT                123,084      193,980
                              ----------   ----------
                                   32.3%        36.9%

OTHER OPERATING REVENUE           20,653        6,244
                             -----------   ----------
OPERATING EXPENSES

  Sales and marketing             22,184       23,803
  General and administrative     195,760      290,413
  Depreciation and
     amortization                 23,712       37,797
                               ---------    ---------
                                 241,656      352,013
                               ---------    ---------
           OPERATING LOSS        (97,919)    (151,789)
                                ---------   ---------
FINANCIAL INCOME (EXPENSE)
  Interest income                 27,329       30,706
  Interest expense               (21,921)     (46,812)
  Gain (loss) on disposition
     of property                  (9,121)       1,650
  Gain (loss) on vendor
     balances negotiated         284,306           -
  Other                            3,747           -
  Amortization of loan costs      (9,880)     (10,750)
                                --------    ---------
                                 274,460      (25,206)
                                --------    ----------
INCOME (LOSS) BEFORE
  DISCONTINUED OPERATIONS        176,541     (176,995)

DISCONTINUED OPERATIONS          (26,103)     (91,006)
                                --------      --------
NET INCOME (LOSS)             $  150,438  $  (268,001)
                               =========    ==========
Weighted average number of
common shares outstanding      2,670,599     2,542,516
                              ==========    ==========
Net loss per common share    $   (0.056)  $    (0.105)
                               =========    ==========
Dividends per common share   $     -      $       -
                               =========    ==========


See Notes to Condensed Consolidated Financial Statements

                ENVIROMETRICS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
            SECOND QUARTER ENDED JUNE 30, 1998 AND 1997

                                          June 30,1998     June 30,1997

Cash Flow From Operating Activities:
   Net income (loss)   			               $ 150,438         $ (268,001)
   Adjustments To Reconcile net
    income (loss) to net cash used
    in operating activities
   Depreciation                             23,712             59,769
   Amortization                              9,880             10,750
    Provision (recoveries) for doubtful accounts
    (Gain) on vendor debt mediation       (284,306)                -
  (Gain) loss on disposal of equipment       9,121             (1,650)
    Change in assets and liabilities:
    Decrease in accounts receivable         26,478            140,203
    Decrease in inventory                    2,317            181,395
    Decrease in prepaid expenses            30,041             23,055
    Increase(decrease)in accounts payable
     and accrued expenses                  (25,343)          (126,891)
                                          --------          ---------
      Net cash provided by
        operating activities               (57,662)            18,630
                                         ---------          ---------


Cash Flow From Investing Activities:
  Collections of notes receivable           50,267             56,019
  Cash received on disposition of
 product line                                3,400              5,100
 Loss on disposition of product line            -                 454
 Book value of assets sold in connection with
 disposition of asbestos product line,
 net of cash paid to third party                -              (5,554)
 Decrease in deposits                       20,164                 -
 (Increase) in other assets                 (5,171)           (44,920)
                                          ---------        ----------
  Net cash provided by investing
 activities                                 68,660             11,099
				                                      ---------          ----------
Cash Flows From Financing Activities:
  Proceeds from borrowings on
   short-term notes	                        20,000             25,000
  Principal payments on short-term
   notes, net                                    -            (29,624)
  Principal payments on long-term borrowing (60,079)             -
                                           --------         ---------
Net cash provided by investing activitiess  (40,079)           (4,624)
                                           ---------        ----------
    Net (decrease) increase in cash and
      cash equivalents                      (29,081)           25,105
 Cash and cash equivalents, beginning        54,096            29,604
                                           ---------        ----------
 Cash and cash equivalents, ending         $ 25,015         $  54,709
                                           =========        ==========

Supplemental Disclosure of Cash Flows
  Information
    Cash payments for interest             $  5,128         $  41,258
                                           =========        ==========

Disposition of asbestos product line
  Book value of inventory                       -             (65,200)
  Book value of equipment                       -             (96,326)
  Loss on disposition of above                  -                 454
  Cash paid to third party                      -             155,972
                                        -----------        -----------
  Cash received                          $      -           $  (5,100)
                                        ===========         ==========

Supplemental Disclosure of Non Cash Financing Activities
  Issuance of common stock for
  warrants and other                     $     -            $     141
                                        ==========          ==========
  Issuance of common stock for
  debt conversion                        $  68,082          $      -
                                        ==========          ==========
  Issuance of preferred stock for
  debt conversion                        $ 422,379          $      -
                                        ==========         ===========

See Notes to Condensed Consolidated Financial Statements

ENVIROMETRICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1998

(1) The unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements of the Company, and notes thereto, should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. The Company has not completed is audits of the consolidated financial statements for the years ended December 31, 1997 and 1996 and has not filed form 10-KSB for the years ended December 31, 1997 and 1996.

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

(3) Shakespeare Partners, LTD, whose general partner is a stockholder of the Company, had outstanding notes payable due from the Company amounting to $200,000 at June 30, 1998 and $287,700 at December 31, 1997. No interest was paid by the Company during 1997 or year to date 1998. Shakespeare Partners, LTD, loaned an additional $20,000 to the Company in May 1998 in connection with negotiation and settlement of certain vendor debt. Approximately $149,700 of debt was converted to 74,878 preferred shares which have dividend and preference in liquidation rights.

 The United States Company had outstanding notes payable due from the Company amounting to $16,000 at June 30, 1998 and $209,100 at December 1997. No interest was paid during 1997 or year to date during 1998. Approximately $85,000 of debt was converted to 111,648 preferred shares which have dividend and preference in liquidation rights. $124,100 was forgiven by the United States Company. Two Directors of the Company are officers of the United States Company. The Treasurer is a Principal in The United States Company.

 The President and CEO had outstanding notes payable due from the Company amounting to approximately $15,000 at December 1997. No interest was paid during 1997 or year to date during 1998. Approximately $17,700 of debt was converted to 8,835 preferred shares which have dividend and preference in liquidation rights.

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

(7) On April 1, 1997 the Company issued 125,000 shares of its common stock to The United States Company in exchange for 640,000 warrants to purchase its common stock. On that same date the Company issued 5,000 shares of common stock to Walter H. "Skip Elliott, III, President and CEO, 5,000 shares of common stock to Elsie L. Rose, Treasurer, 5,000 shares of common stock to Robin A. Bowers, Secretary at that date, and 1,000 shares of common stock to another employee. The Company issued 125,000 shares to Shakespeare Partners Ltd. in connection with a prior loan. On June 29, 1998 the Company granted 700,000 options to purchase common stock to its Directors and Officers.

(8) During October 1997 the Company settled employment agreements with two employees at termination of their employment by agreeing to grant warrants for each to purchase 50,000 shares of Company common stock. No amounts have been recorded in the financial statements.

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

The following financial information reports operating trends taking into account the discontinued operations of the Products Group for 1997.
  Net service revenue for the Service group, which is comprised of the industrial hygiene laboratory and health and safety consulting, for the second quarter of 1998 amounted to $182,100 which was $47,700 (20.8%)lower than the $229,800 reported for the second quarter of 1997. Additional sales that would have been reported without the discontinued Products line amounted to $222,300 for the second quarter of 1997.

Direct service costs decreased by 10.8% or $16,600 to $137,600 for the second quarter of 1998 as compared to $154,200 reported for the second quarter of 1997. Additional cost of sales that would have been reported without the discontinued Products line amounted to $176,300 for the second quarter of 1997.

The gross profit for the second quarter ended June 30, 1998 decreased by $31,000, a decrease of 41.1%, to $44,500 as compared to $75,500 for the three months ended June 30, 1997. Additional gross profit that would have been reported without the discontinued Products line amounted to $46,000 for the second quarter of 1997.

The Company reported a 24.4% gross margin for the second quarter of 1998 as compared to a 32.9% margin for the second quarter in 1997. The reason for the deterioration in gross margin in the Services Division and the $31,000 decrease in the amount of gross profit reported by that division is due to reduced sample analysis during the second quarter of 1998 and a large consultative project that was performed during the second quarter of 1997.

Other operating revenue was $9,200 for the quarter ended June 30, 1998 as compared to a $3,500 loss for 1997.

Operating expenses were $50,300 lower and amounted to $121,600 for the Three months ended June 30, 1998, as compared to $171,900 reported for the Three months ended June 30, 1997. Sales and marketing expenses increased by $14,000, which were mostly attributable to an increase in staff for 1998. General and administrative costs decreased by $49,600 to $97,500 for the Three months ended June 30, 1998, as compared to $147,100 reported for the Three months ended June 30, 1997. Depreciation and amortization costs decreased overall by $14,600 due to the reduction in vehicles of the Service Group for the second quarter of 1998.

The Company incurred an operating loss of $67,800 for the three months ended
 June 30, 1998 as compared to an operating loss of $99,800 for the three months ended June 30, 1997. Additional operating loss that would have been reported without the discontinued Products line amounted to $88,200 for the second quarter of 1997.

Interest income for the quarter ended June 30, 1998 was $15,500 compared to $15,300 of interest income recorded for the quarter ended June 30, 1997. Interest expense of $12,200 for the three months ended June 30, 1998 was $2,400 lower than the amount reported for the second quarter of 1997 which was $14,600. The decrease in interest expense is attributable to elimination of borrowing under the Company's asset based lending arrangement for the Products Group which was disposed during the fourth quarter of 1997. The Company recorded a net gain of $284,800 in 1998 on vendor trade payables and notes payable that were negotiated. Amortization of loan costs for the second quarter of 1998 was $4,500 as compared to %5,400 for 1997.

The Company reported income before discontinued operations of $215,800 for the three months ended June 30, 1998 as compared to a net loss before discontinued operations of $102,900 for the Three months ended June 30, 1997. Discontinued operations for the second quarter ended June 30, 1998 was $26,100 and 1997 was $88,200 related to the Products line. Net income for the second quarter ended June 30, 1998 was $189,700 which is $380,800 higher than the net loss of $191,100 reported for the second quarter ended June 30, 1997.


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

The following financial information reports operating trends taking into account the discontinued operations of the Products Group for 1997. Net service revenue for the Service group, which is comprised of the industrial hygiene laboratory and the health and safety consulting, for the first six months of 1998 amounted to $380,800 which was $144,500 (27.5%) lower than the $525,300 reported for the first six months of 1997. Additional sales that would have been reported without the discontinued Products line amounted to $613,900 for the first six months of 1997.

Direct service costs decreased by 22.2% or $73,600 to $257,700 for the first six months of 1998 as compared to $331,300 reported for the first six months of 1997. Additional cost of sales that would have been reported without the discontinued Products line amounted to $453,000 for the first six months of 1997.

The gross profit for the six months ended June 30, 1998 decreased by $70,900, a decrease of 36.6%, to $123,100 as compared to $194,000 for the six months ended June 30, 1997. Additional gross profit that would have been reported without the discontinued Products line amounted to $160,900 for the first six months of 1997.

The Company reported a 32.3% gross margin for the first six months of 1998 as compared to a 36.9% margin for the same quarter in 1997. The reason for the deterioration in gross margin in the Services Division and the $70,900 decrease in the amount of gross profit reported by that division is due to reduced sample analysis during the first six months of 1998 and a large consultative project that was performed during the same period of 1997.

Other operating revenue was $20,600 for the six months ended June 30, 1998 as compared to $6,200 of revenue for the six months ended June 30, 1997.

Operating expenses were $110,300 lower and amounted to $241,600 for the six months ended June 30, 1998, as compared to $352,000 reported for the six months ended June 30, 1997. Sales and marketing expenses decreased by $1,600 for 1998. General and administrative costs decreased by $94,600 to $195,800 for the six months ended June 30, 1998, as compared to $290,400 reported for the six months ended June 30, 1997. Depreciation and amortization costs decreased overall by $14,100 due to the reduction in vehicles of the Service Group for the first six months of 1998.

The Company incurred an operating loss of $97,900 for the six months ended
 June 30, 1998 as compared to an operating loss of $151,800 for the six months ended June 30, 1997. Additional operating loss that would have been reported without the discontinued Products line amounted to $91,000 for the first six months of 1997.

Interest income for the six months ended June 30, 1998 was $27,300 compared to $30,700 of interest income recorded for the six months ended June 30, 1997. The decrease is due to the reduction in the principal balance outstanding for a note receivable that was executed during 1996 in connection with the disposition of the Environmental Consulting and Engineering and Civil Engineering and Surveying Division. Interest expense of $21,900 for the six months ended June 30, 1998 was $24,900 lower than the amount reported for the first six months of 1997 which was $46,800. The decrease in interest expense is attributable to elimination of borrowing under the Company's asset based lending arrangement for the Products Group which was disposed during the fourth quarter of 1997. The Company recorded a net gain of $284,300 in 1998 on vendor trade payables and notes payable that were negotiated. Amortization of loan costs for the first six months of 1998 was $9,900 and 1997 was $10,700.

The Company incurred net operating income before discontinued operations of $176,600 for the six months ended June 30, 1998 as compared to a net loss before discontinued operations of $177,000 for the six months ended June 30, 1997. Discontinued operations for the first six months ended June 30, 1997 was $91,000 related to the Products line. Net income for the six months ended June 30, 1998 was $150,500 which is $418,500 higher than the net loss of $268,000 reported for the six months ended June 30, 1997.



FINANCIAL CONDITION


The Company's financial condition improved significantly during the Second
 Three months of 1998 due principally to conversion of debt of secured creditors to preferred shares, however, the Company is continuing to experience cash flow problems.

The working capital deficiency has decreased from $709,000 at December 31, 1997 to $185,200 at June 30, 1998. This is due to the conversion of debt owed to related party secured creditors to equity of $422,400 and forgiveness of debt by a secured creditor of $124,100. Vendor trade payables were reduced by a net amount of $160,700 which was recorded as a gain and $68,100 which was converted to common stock at June 30, 1998.

Trade accounts receivable are down approximately $14,300 to $93,300 at June
 30, 1998 from $117,600 at December 31, 1997.

The Company receives interest income in 1998 of approximately $5,000 per month from two notes receivable executed during 1996, related to the disposition of the Environmental Consulting and Engineering and Civil Engineering and Surveying Division on July 31, 1996 and sale of the real estate in December 1996. The $230,000 note receivable from the sale of the real estate is due no later than December 1998.

The Company is looking to grow its laboratory services base and industrial hygiene and health and safety consulting services through aggressive marketing, identifying potential merger partners to increase revenues and streamline or reduce costs.

 Item 1.  Legal Proceedings

 Item 5.  Other Information

 Item 6.  Exhibits and Reports

 Exhibit

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ENVIROMETRICS, INC.

Date:  August 14, 1998                     Walter H. Elliott, III
                                    --------------------------------
                                          Walter H. Elliott, III

                                            President and CEO
