Form 10QSB/A
period 1998-06-30
ENVIROMETRICS INC /DE/
filed 1998-08-17
CIK 917253

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

                     YES []        NO [X]

As of June 30, 1998 the Registrant had outstanding 2,796,671 shares of common Stock. Transitional small business disclosure format (check one):

                     YES [  ]     NO [X]

INDEX


PART I.	FINANCIAL INFORMATION		                  Page #

Item 1.	Financial Statements

		Condensed Consolidated Balance Sheet at
             June 30, 1998 and December 31, 1997                  2

		Condensed Statement of Operations for the
              Second Quarter ended June 30, 1998 and 1997          3

		Condensed Statement of Cash Flows for the
            Second Quarter ended June 30, 1998 and 1997            4

		Notes to Consolidated Financial Statements	                    5-7

 Item 2.	Management's Discussion and Analysis of
             Results of Operations and Financial
             Conditions				                                     8-12

PART II.	OTHER INFORMATION

  Item 1.	Legal Proceedings

  Item 5.    Other Information

  Item 6.	Exhibits and Reports

Signature					                                                    13

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

                                   SIX MONTHS ENDED
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
