Form 10QSB
period 1998-09-30
ENVIROMETRICS INC /DE/
filed 1998-11-13
CIK 917253

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D. C.   20549

  FORM 10-QSB

  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT 1934

        For the quarterly period ended September 30, 1998

  Commission file Number     0-23892

  ENVIROMETRICS, INC.

(Exact name of registrant as specified in its charter.)


 DELAWARE	                        	  57-0941152
(State or other jurisdiction of     I.R.S. Employer
 incorporation or organization)     Identification No.)


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

   YES [  ]        NO [X]

As of September 30, 1998 the Registrant had outstanding 3,012,686 shares of common Stock. Transitional small business disclosure format (check one):

    YES [  ]         NO [X]

INDEX


PART I.	FINANCIAL INFORMATION		              	     Page #

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet at
 September 30, 1998 and December 31, 1997          		   2

	Condensed Statement of Operations for the
 Third Quarter ended September 30, 1998 and 1997 				   3

	Condensed Statement of Cash Flows for the
 Third Quarter ended September 30, 1998 and 1997   			  4

 Notes to Consolidated Financial Statements	          5-6

 Item 2.Management's Discussion and Analysis of Results of
 Operations and Financial Conditions                  7-11

PART II.	OTHER INFORMATION

 Item 1.	Legal Proceedings                           12

 Item 5. Other Information                     						12

 Item 6. Exhibits and Reports                 							12

Signature                               	            12

                      ENVIROMETRICS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                       September 30, 1998 and December 31, 1997

                                  September 30, 1998      December 31, 1997
 ASSETS                             (Unaudited)           (Unaudited)



CURRENT ASSETS
  Cash and cash equivalents       $    21,658          $    54,096
  Current portion of notes
  receivable                          337,817              100,548
  Trade receivables less allowance
  for doubtful accounts 1998 $4,918
  and 1997 $18,082                    129,109              117,625
  Other receivables                     2,166                4,367
  Inventories                  	       14,973               17,334
  Prepaid expenses	      	             27,745               53,821
                                     --------             --------
    TOTAL CURRENT ASSETS              533,468              347,791
                                     --------             --------
OTHER ASSETS AND INTANGIBLES
  Deposits		     	                      1,902               21,093
  Notes receivable,
    less current portion              282,863              596,197
  Organization and loan costs,
    net of accumulated amortization
    1998 $61,838; 1997 $51,958              -                9,880

  Other, including amounts due
    amounts due from stockholders     147,007              146,148
                                      -------              -------
                                      431,772              773,318
                                      -------              -------

 PROPERTY AND EQUIPMENT
   Furniture and equipment      	   1,079,738             1,079,738
   Vehicles                             9,490                44,033
                                    ---------             ---------
                                    1,089,228             1,123,771

   Less accumulated depreciation
     and amortization                (976,107)             (963,843)
                                    ---------             ---------
                                      113,121               159,928
                                    ---------             ---------
                                   $1,078,361           $1,281,037
                                   ==========            ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of
    long-term debt		            $  242,872          $  336,106
  Accounts payable		               297,571             546,605
  Accrued expenses                 121,818             174,037
                                 ---------           ---------
TOTAL CURRENT LIABILITIES          662,261           1,056,748
                                 ---------           ---------

LONG-TERM DEBT,
  less current maturities          106,585             544,506
                                ----------          ----------
STOCKHOLDERS' EQUITY
  Common stock par value $.001;
    authorized 10,000,000 shares;
    issued 1998 - 3,012,686 shares
    and 1997 - 2,544,899 shares      3,013                2,670
  Preferred stock, no par value;
    authorized 2,500,000 shares;
    issued 1998 - 351,268
    and 1997 - 70,000 shares         3,513                  700
  Additional paid-in capital     5,820,023            5,320,369
  Retained earnings(deficit)    (5,517,034)          (5,643,956)
                                ----------            ----------
                                   309,515           (  320,217)
                                ----------           ----------
 TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY        $1,078,361           $1,281,037
                                ==========           ==========

See Notes to Condensed Financial Statements

                        ENVIROMETRICS, INC.  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  FOR THE QUARTER ENDED SEPTEMBER 30, 1998 and 1997

                                   NINE MONTHS ENDED
                              September 30,  September 30,
                                   1998          1997
                                 ---------     --------

NET SERVICE REVENUE           $  579,865    $ 730,663

DIRECT SERVICE COSTS             392,080      480,509
                              ----------   ----------
     GROSS PROFIT                187,785      250,154
                              ----------   ----------
                                   32.3%        34.2%

OTHER OPERATING REVENUE           20,325       16,406
                             -----------   ----------
OPERATING EXPENSES

  Sales and marketing             30,963       36,308
  General and administrative     282,032      423,044
  Depreciation and
     amortization                 35,087       56,770
                               ---------    ---------
                                 348,082      516,122
                               ---------    ---------
           OPERATING LOSS       (139,972)    (249,562)
                                ---------   ---------
FINANCIAL INCOME (EXPENSE)
  Interest income                 40,399       45,462
  Interest expense               (26,221)     (66,450)
  Gain (loss) on disposition
     of property                  (9,966)       1,606
  Gain (loss) on vendor
     balances negotiated         298,787           -
  Other                              -             -
  Amortization of loan costs      (9,880)     (16,125)
                                --------    ---------
                                 293,119      (35,507)
                                --------    ----------
INCOME (LOSS) BEFORE
  DISCONTINUED OPERATIONS        153,147     (285,069)

DISCONTINUED OPERATIONS          (26,225)     (89,488)
                                --------      --------
NET INCOME (LOSS)             $  126,922  $  (374,557)
                               =========    ==========
Weighted average number of
common shares outstanding      2,733,805     2,559,274
                              ==========    ==========
Net loss per common share    $   (0.046)  $    (0.146)
                               =========    ==========
Dividends per common share   $     -      $       -
                               =========    ==========


See Notes to Condensed Consolidated Financial Statements

                ENVIROMETRICS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
            THIRD QUARTER ENDED SEPTEMBER 30, 1998 AND 1997

                                 September 30,1998    September 30,1997

Cash Flows From Operating Activities:
   Net income (loss)   			               $ 126,922         $ (374,557)
   Adjustments To Reconcile net
    income (loss) to net cash used
    in operating activities
   Depreciation, including $30,130
   from 1997 discontinued operations        35,087           86,900
   Amortization                              9,880           16,125
   Gain on vendor debt mediation          (298,787)          (1,556)
   Loss on disposal of equipment             9,961            3,450
   Common stock issued for interest
   and loan costs                            3,554              -
    Change in assets and liabilities:
    (Increase)Decrease in accounts
    receivable                              (9,283)         170,318
    Decrease in inventory                    2,361          179,800
    Decrease in prepaid expenses            26,076           39,429
    Increase(decrease)in accounts payable
     and accrued expenses                    4,391         (100,948)
                                          --------         ---------
      Net cash (used in) provided by
        operating activities               (89,833)          18,961
                                         ---------          ---------


Cash Flows From Investing Activities:
  Collections of notes receivable           76,065           80,079
  Cash received on disposition of
  assets and product line                    3,400            5,100
 Loss on disposition of product line            -               454
 Book value of assets sold in connection with
 disposition of asbestos product line,
 net of cash paid to third party                -            (5,554)
 Decrease in deposits                       19,191            2,121
 (Increase) in other assets                   (859)         (36,531)
                                          ---------        ----------
  Net cash provided by (used in) investing
 activities                                 97,797           45,669
				                                      ---------          ----------
Cash Flows From Financing Activities:
  Proceeds from borrowings on
   short-term notes	                        30,000             25,000
  Principal payments on short-term
   notes, net                                    -            (65,711)
  Principal payments on long-term borrowing (70,402)             -
                                           --------         ---------
Net cash provided by investing activitiess  (40,402)          (40,711)
                                           ---------        ----------
    Net (decrease) increase in cash and
      cash equivalents                      (32,438)           23,919
 Cash and cash equivalents, beginning        54,096            29,604
                                           ---------        ----------
 Cash and cash equivalents, ending         $ 21,658         $  53,523
                                           =========        ==========

Supplemental Disclosure of Cash Flows
  Information
    Cash payments for interest             $  6,664         $  41,258
                                           =========        ==========

Disposition of asbestos product line
  Book value of inventory                       -             (65,200)
  Book value of equipment                       -             (96,326)
  Loss on disposition of above                  -                 454
  Cash paid to third party                      -             155,972
                                        -----------        -----------
  Cash received                          $      -           $  (5,100)
                                        ===========         ==========

Supplemental Disclosure of Non Cash Financing Activities
  Issuance of common stock for
  warrants, loan costs and other         $   3,554            $     141
                                        ==========          ==========
  Issuance of common stock for
  debt conversion                        $  76,877          $      -
                                        ==========          ==========
  Issuance of preferred stock for
  debt conversion                        $ 422,379          $      -
                                        ==========         ===========

See Notes to Condensed Consolidated Financial Statements

ENVIROMETRICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998

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

(3) Shakespeare Partners, LTD, whose general partner is a stockholder of the Company, had outstanding notes payable due from the Company amounting to
$200,000 at September 30, 1998 and $287,700 at December 31, 1997.  No
 interest was paid by the Company during 1997 or year to date 1998. Shakespeare Partners, LTD, loaned an additional $20,000 to the Company in May 1998 in connection with negotiation and settlement of certain vendor debt. Approximately $149,700 of debt was converted to 74,878 preferred shares which have dividend and preference in liquidation rights.

 The United States Company had outstanding notes payable due from the Company amounting to $209,100 at December 1997. Accrued interest due at September
 30, 1998 amounted to $16,000. No interest was paid during 1997 or year to date during 1998. Approximately $85,000 of debt was converted to 111,648 preferred shares which have dividend and preference in liquidation rights. $124,100 was forgiven by the United States Company. Two Directors of the Company are officers of the United States Company. The Secretary and Treasurer
is a Principal in The United States Company.

 The President and CEO had outstanding notes payable due from the Company amounting to approximately $15,000 at December 1997. No interest was paid during 1997 or year to date during 1998. Approximately $17,700 (original debt plus accrued interest) was converted to 8,835 preferred shares which have dividend and preference in liquidation rights.

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

(9) During 1998 the Company issued 180,287 shares of common stock in connection with the negotiation and settlement of vendor trade payable balances.

Three Months Ended September 30, 1998 Compared to Three Months Ended September
 30, 1997

The following financial information reports operating trends taking into account the discontinued operations of the Products Group for 1997.
  Net service revenue for the Service group, which is comprised of the industrial hygiene laboratory and the health and safety consulting, for the third quarter of 1998 amounted to $199,000 which was $6,300 (3.0%)lower than the $205,300 reported for the third quarter of 1997. Additional sales that would have been reported without the discontinued Products line amounted to $97,400 for the third quarter of 1997.

Direct service costs decreased by 9.9% or $14,700 to $134,300 for the third quarter of 1998 as compared to $149,200 reported for the third quarter of 1997. Additional cost of sales that would have been reported without the discontinued Products line amounted to $31,300 for the third quarter of 1997.

The gross profit for the third quarter ended September 30, 1998 increased by $8,500, an increase of 15.2%, to $64,700 as compared to $56,200 for the three months ended September 30, 1997. Additional 1997 third quarter gross profit that would have been reported without the discontinued Products line was $56,500.

The Company reported a 32.5% gross margin for the third quarter of 1998 as compared to a 27.4% margin for the third quarter in 1997. The reason for the improvement in gross margin in the Services Division and the $8,500 increase in the amount of gross profit reported by that division is due primarily to reduced personnel costs.

Other operating expense was $300 for the quarter ended September 30, 1998 as compared to $10,200 of revenue for the quarter ended September 30, 1997.

Operating expenses were $57,700 lower and amounted to $106,400 for the three months ended September 30, 1998, as compared to $164,100 reported for the three months ended September 30, 1997. Sales and marketing expenses decreased by $3,700, which savings were mostly attributable to a reduction in staff for 1998. General and administrative costs decreased by $46,300 to $86,300 for the three months ended September 30, 1998, as compared to $132,600 reported for the three months ended September 30, 1997. This decrease is primarily attributable to a reduction in personnel and lower insurance costs.
Depreciation and amortization costs decreased overall by $7,600 due to the reduction in vehicles of the Service Group for the second quarter of 1998.

The Company incurred an operating loss of $42,100 for the three months ended
 September 30, 1998 as compared to an operating loss of $97,800 for the three months ended September 30, 1997. Additional operating loss that would have been reported without the discontinued Products line amounted to $4,700 for the third quarter of 1997.

Interest income for the quarter ended September 30, 1998 was $13,100 compared to $14,800 of interest income recorded for the quarter ended September 30, 1997. The decrease is due to the reduction in the principal balance outstanding for a note receivable that was executed during 1996 in connection with the disposition of the Environmental Consulting and
Engineering and Civil Engineering and Surveying Division. Interest expense of
 $4,300 for the three months ended September 30, 1998 was $15,300 lower than than the amount reported for the third quarter of 1997 which was $19,600.
The decrease in interest expense is attributable to elimination of borrowing under the Company's asset based lending arrangement for the Products Group which was disposed during the fourth quarter of 1997 and conversion of
 long-term debt to equity at June 30, 1998.    The Company recorded a net
 gain of $14,500 for the third quarter of 1998 on vendor trade payables and notes payable that were negotiated. Loan costs were fully amortized at the end of the second quarter of 1998, so no amounts were amortized during the third quarter of 1998. Amortization of loan costs for the third quarter of 1997 was $5,400.

The Company incurred a loss before discontinued operations of $23,400 for the three months ended September 30, 1998 as compared to a loss before discontinued operations of $108,100 for the three months ended September 30, 1997. The improvement of $84,700 is due to the items discussed above. Discontinued operations related to the Products line for the third quarter ended September 30, 1998 was a trailing expense of $100 and for the same period in 1997 was $1,500 of income due to sales of remaining inventory items and a small amount of trailing expenses. Net loss for the third quarter ended September 30, 1998 was $23,500 which is $83,000 lower than the net loss of $106,500 reported for the third quarter ended September 30, 1997.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended
 September 30, 1997

The following financial information reports operating trends taking into account the discontinued operations of the Products Group for 1997.
  Net service revenue for the Service group, which is comprised of the industrial hygiene laboratory and the health and safety consulting, for the first nine months of 1998 amounted to $580,000 which was $150,700 (20.6%)
lower than the $730,700 reported for the first nine months of 1997.
 $123,100 of the decrease is attributable to reduced sample analysis during the first nine months of 19987. $32,400 of the decrease resulted from the elimination of air quality services from the consultative service offering when employee positions were not filled. Additional sales that would have been reported without the discontinued Products line amounted to $711,300 for the first nine months of 1997.

Direct service costs decreased by 18.4% or $88,300 to $392,200 for the first nine months of 1998 as compared to $480,500 reported for the first nine months of 1997. Most of the the decrease is due to reduced laboratory revenue volume discussed above. The consultative group experienced higher direct service costs from the use of subcontractors. Additional cost of sales that would have been reported without the discontinued Products line amounted to $484,300 for the first nine months of 1997.

The gross profit for the nine months ended September 30, 1998 decreased by $62,400, a decrease of 24.9%, to $187,800 as compared to $250,200 for the nine months ended September 30, 1997. Additional gross profit that would have been reported without the discontinued Products line amounted to $227,100 for the first nine months of 1997.

The Company reported a 32.4% gross margin for the first nine months of 1998 as compared to a 34.2% margin for the same period in 1997. The reason for the deterioration in gross margin in the Services Division is due to the consultative group costs discussed above.

Other operating revenue was $20,300 for the nine months ended September 30, 1998 as compared to $16,400 of revenue for the nine months ended September 30, 1997. Most of the increase was due to refunds and reimbursements related to insurance and rent.

Operating expenses were $168,000 lower and amounted to $348,100 for the nine months ended September 30, 1998, as compared to $516,100 reported for the nine months ended September 30, 1997. Sales and marketing expenses decreased by $5,300, which savings were mostly attributable to a reduction in staff for 1998. General and administrative costs decreased by $141,000 to $282,000 for the nine months ended September 30, 1998, as compared to
$423,000 reported for the nine months ended September 30, 1997 due to reduced personnel costs and related benefits, lower insurance and lower outside service costs. Depreciation and amortization costs decreased overall by $21,700 due to the reduction in service vehicles of the Service Group for the first nine months of 1998 and sale of the Products line operations during 1997.

The Company incurred an operating loss of $140,000 for the nine months ended
 September 30, 1998 as compared to an operating loss of $249,600 for the nine months ended September 30, 1997. Additional operating loss that would have been reported without the discontinued Products line amounted to $86,000 for the first nine months of 1997.

Interest income for the nine months ended September 30, 1998 was $40,400 compared to $45,500 of interest income recorded for the nine months ended September 30, 1997. The decrease is due to the reduction in the principal balance outstanding for a note receivable that was executed during 1996 in connection with the disposition of the Environmental Consulting and Engineering and Civil Engineering and Surveying Division. Interest expense of $26,200 for the nine months ended September 30, 1998 was $40,200 lower that the amount reported for the first nine months of 1997 which was $66,400. The decrease in interest expense is attributable to elimination of borrowing under the Company's asset based lending arrangement for the Products Group which was disposed during the fourth quarter of 1997 and conversion of long-term debt to equity at June 30, 1998. The Company recorded a net gain of $298,800 for the nine months ended September 30, 1998 on vendor trade payables and notes payable that were negotiated. Amortization of loan costs for the first nine months of 1998 was $9,900 and $16,100 for the same period in 1997.


The Company reported income before discontinued operations of $153,100 for the nine months ended September 30, 1998 as compared to a loss before discontinued operations of $285,100 for the nine months ended September 30, 1997. Discontinued operations for the first nine months ended September 30, 1998 were $26,200 from trailing operating expenses of personnel and facility costs related to the Products line. Discontinued operations for the first nine months ended September 30, 1997 were $89,500 related to the Products line.
Net income for the nine months ended September 30, 1998 was $126,900 which is a $501,500 improvement over the net loss of $374,600 reported for the first nine months of 1997.

FINANCIAL CONDITION

The Company's financial condition significantly improved during the second three months of 1998 and continued into the third quarter due principally to conversion of debt of secured creditors to equity and negotiation of trade payable balances with vendors. However, the Company is continuing to experience cash flow problems.

The working capital deficiency has decreased by $580,200 from $709,000 at December 31, 1997 to $128,900 at September 30, 1998. This is primarily due to the conversion of debt owed to related party secured creditors to equity of $422,400 and forgiveness of debt by a secured creditor of $124,100. Vendor trade payables were reduced by a net amount of $174,700 which was recorded as a gain and $80,400 which was converted to common stock at September 30, 1998.

Trade accounts receivable increased approximately $11,500 to $129,100 at September 30, 1998 from $117,600 at December 31, 1997.

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

In September 1998 the Company, through its wholly owned subsidiary, Azimuth, Inc. (Azimuth), entered into a strategic alliance with PHT Services, Ltd.
 (PHTS) for the marketing and selling of environmental, health and safety services to health care organizations in South Carolina. The alliance between Azimuth and PHTS will be formalized under a contract that outlines the environmental, health and safety services PHTS will market to its clients. Azimuth and PHTS will share the revenue generated. During
 November 1998 the Company received its first engagement under this arrangment.

In November 1998 the Company, through its wholly owned subsidiary, Azimuth, Inc.(Azimuth), entered into a strategic alliance with Enviro-Guard, Ltd. to cross sell services into the respective customer bases of each company. Enviro-Guard has a complete service line for medical environmental monitoring, including medical gas systems evaluation and decontamination. The alliance will compliment the existing menu of services offered by Azimuth to hospitals. The alliance between Azimuth and Enviro-Guard will be formalized under a contract that outlines the services to be provided by each company.

PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings - None

 Item 5.  Other Information - None

 Item 6.  Exhibits and Reports - None





SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ENVIROMETRICS, INC.

Date:  November 13, 1998                     Walter H. Elliott, III

                                             _______________________
                                             Walter H. Elliott, III

                                             President and CEO
