Form 10QSB/A
period 1998-09-30
ENVIROMETRICS INC /DE/
filed 1999-01-20
CIK 917253

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

RECENT DEVELOPMENTS

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

YEAR 2000

Historically, certain computer programs were written using two digits rather that four to define the applicable year. Accordingly, the Company's software may recognize a date using "00" as 1900 reather than the year 2000, which could result in computer systems failures or miscalculations, commonly referred to as the Year 2000 ("Y2K") issue. The Y2K issue can arise at any point in the Company's supply, lab analysis processing, and financial applications. Incomplete or untimely resolution of the Y2K issue by the company, key suppliers, customers and other parties could have a material adverse effect on the company's results of operations, financial condition and cash flows.
The Company has developed a plan to modify its information technology to recognize the Year 2000 and has, to the extent necessary, begun analyzing and converting, where necessary, its critical data processing systems.
Since many of the Company's systems and software are relatively new, management does not expect Year 2000 issues related to its own internal systems to be significant and does not anticipate that it will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant. The Company is planning to initiate formal communications with certain of its significant lab equipment suppliers and service providers to determine the extent to which the Company's systems may be vulnerable to embedded technology such as microcontrollers. The Company currently expects the project to be completed in the third quarter of 1999. There can be no guarantee that the systems of suppliers or other companies on which the Company relies will be converted in a timely manner and will not have a material adverse effect on the Company's systems. To date the Company has not developed a formal contingency plan. The Company believes it is taking the steps necessary regarding Year 2000 compliance with respect to matters within its control. However, no assurance can be given that the Company's systems will be made Year 2000 compliant in a timely manner or that the Year 2000 problem will not have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings - None

 Item 5.  Other Information - None

 Item 6.  Exhibits and Reports - None





SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ENVIROMETRICS, INC.

Date:  January 20, 1999                     Walter H. Elliott, III

                                             _______________________
                                             Walter H. Elliott, III

                                             President and CEO
