Form 10QSB
period 1999-03-31
ENVIROMETRICS INC /DE/
filed 1999-05-13
CIK 917253

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D. C.   20549

  FORM 10-QSB

  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT 1934

        For the quarterly period ended March 31, 1999

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

   YES [  ]        NO [X]

As of March 31, 1999 the Registrant had outstanding 3,012,686 shares of common Stock. Transitional small business disclosure format (check one):

    YES [  ]         NO [X]

INDEX


PART I.	FINANCIAL INFORMATION		              	     Page #

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet at
 March 31, 1999 and December 31, 1998          		   2

	Condensed Statement of Operations for the
 First Quarter ended March 31, 1999 and 1998 				   3

	Condensed Statement of Cash Flows for the
 First Quarter ended March 31, 1999 and 1998   			  4

 Notes to Consolidated Financial Statements	          5-6

 Item 2.Management's Discussion and Analysis of Results of
 Operations and Financial Conditions                  7-10

PART II.	OTHER INFORMATION

 Item 1.	Legal Proceedings                           11

 Item 5. Other Information                     						11

 Item 6. Exhibits and Reports                 							11

Signature                               	            11

                      ENVIROMETRICS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                       March 31, 1999 and December 31, 1998

                                  March 31, 1999      December 31, 1998
 ASSETS                             (Unaudited)           (Unaudited)



CURRENT ASSETS
  Cash and cash equivalents       $   312,522          $    40,934
  Current portion of notes
  receivable                                               418,294
  Trade receivables less allowance
  for doubtful accounts 1999 and
  1998 $5,000                          94,483              183,155
  Other receivables                                         22,213
  Prepaid expenses	      	             40,107               38,830
                                     --------             --------
    TOTAL CURRENT ASSETS              447,112              703,426
                                     --------             --------
OTHER ASSETS AND INTANGIBLES
  Deposits		     	                      3,079                2,951
  Due from shareholders                23,005               23,005
  Other                                31,121               31,373
                                      -------              -------
                                       57,205               57,329
                                      -------              -------

 PROPERTY AND EQUIPMENT
   Furniture and equipment      	     987,470               984,635
   Vehicles                             9,490                 9,490
                                    ---------             ---------
                                      996,960               994,125

   Less accumulated depreciation
   and amortization                  (911,666)             (900,800)
                                    ---------             ---------
                                       85,294                93,325
                                    ---------             ---------
                                   $  589,611           $   854,080
                                   ==========            ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable                  $    4,059          $   10,149
 Current maturities of
    long-term debt		            $   24,027          $  241,156
  Accounts payable		               187,467             242,895
  Accrued expenses                 130,970             138,652
                                 ---------           ---------
TOTAL CURRENT LIABILITIES          346,523             632,852
                                 ---------           ---------

LONG-TERM DEBT,
  less current maturities           89,802              94,400
                                ----------          ----------
STOCKHOLDERS' EQUITY
  Common stock par value $.001;
    authorized 10,000,000 shares;
    issued 1999 and 1998 -
    3,012,686 shares                 3,013               3,013
  Preferred stock, no par value;
    authorized 2,500,000 shares;
    issued 1999 and 1998 -
    353,518 shares                   3,535                3,535
  Additional paid-in capital     5,764,498            5,764,498
  Retained earnings(deficit)    (5,617,760)          (5,644,218)
                                ----------            ----------
                                   153,286              126,828
                                ----------           ----------
 TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY        $  589,611           $  854,080
                                ==========           ==========

See Notes to Condensed Financial Statements

                        ENVIROMETRICS, INC.  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  FOR THE QUARTER ENDED MARCH 31, 1999 and 1998

                                   THREE MONTHS ENDED
                                 March 31,  March 31,
                                   1999          1998
                                 ---------     --------

NET SERVICE REVENUE
  Consultative                 $ 200,294      $  72,893
  Laboratory                      85,351        125,849
                                --------       --------
                                 285,645        198,742

DIRECT SERVICE COSTS
  Consultative                    94,424         42,627
  Laboratory                      81,222         77,547
                               ---------      ---------
                                 175,646        120,174

 GROSS PROFIT                    109,999         78,568
                               ----------    ----------
                                   38.5%         39.5%

OTHER OPERATING REVENUE           2,939          11,395
                               ----------    ----------
OPERATING EXPENSES

  Sales and marketing             11,250        9,949
  General and administrative      84,880       98,231
  Depreciation and
     amortization                 10,866       11,856
                               ---------    ---------
                                 106,996      120,036
                               ---------    ---------
 OPERATING INCOME (LOSS)           5,942      (30,073)
                                ---------   ---------
FINANCIAL INCOME (EXPENSE)
  Interest income                  1,843       11,804
  Interest expense                (2,523)      (8,097)
  Gain (loss) on disposition
     of property                     -        (11,720)
  Gain (loss) on vendor
     balances negotiated          21,171       (1,167)
  Other                               25        5,350
  Amortization of loan costs                   (5,375)
                                --------    ---------
                                  20,516       (9,205)
                                --------    ----------
INCOME (LOSS) BEFORE
  INCOME TAXES                    26,458      (39,278)

PROVISION FOR INCOME TAXES           -            -
                                --------      --------
NET INCOME (LOSS)             $   26,458  $   (39,278)
                               =========    ==========
Weighted average number of
common shares outstanding      3,012,686     2,544,899
                              ==========    ==========
Net earnings (loss)
 per common share            $    0.009   $    (0.015)
                               =========    ==========
Dividends per common share   $     -      $       -
                               =========    ==========


See Notes to Condensed Consolidated Financial Statements

                ENVIROMETRICS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
             FIRST QUARTER ENDED MARCH 31, 1999 AND 1998

                                    March 31,1999    March 31,1998

Cash Flows From Operating Activities:
   Net income (loss)   			             $  26,458      $ (39,278)
   Adjustments To Reconcile net
    income (loss) to net cash used
    in operating activities
   Depreciation                             10,866        7,356
   Amortization                                -          9,875
   Net (gain) loss on vendor
   balances negotiated                     (21,171)       1,167
   Loss on disposal of equipment               -         11,720
   Change in assets and liabilities:
    (Increase)Decrease in accounts
    receivable                             110,885      (39,677)
    (Increase)Decrease in prepaid
     expenses                               (1,277)      14,026
    (Increase)Decrease in accounts payable
     and accrued expenses                  (41,939)       5,898
                                          --------     ---------
      Net cash provided by
        operating activities                83,822      (28,913)
                                         ---------     ---------


Cash Flows From Investing Activities:
  Purchase of furniture and equipment       (2,835)             -
  Decrease in notes receivable             218,294           24,914
  Decrease in other assets                     124           21,232
                                          ---------        ----------
  Net cash provided by investing
  activities                               215,583           46,146
				                                      ---------        ----------
Cash Flows From Financing Activities:
  Principal payments on long-term borrowing (27,817)         (27,174)
                                           --------         ---------
Net cash used in financing activities       (27,817)         (27,174)
                                           ---------        ----------
    Net (decrease) increase in cash and
      cash equivalents                      271,588           (9,941)
 Cash and cash equivalents, beginning        40,934            54,096
                                           ---------        ----------
 Cash and cash equivalents, ending        $ 312,522         $  44,155
                                           =========        ==========

Supplemental Disclosure of Cash Flows
  Information
    Cash payments for interest             $  2,768         $     908
                                           =========        ==========


See Notes to Condensed Consolidated Financial Statements

ENVIROMETRICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999

(1) The unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements of the Company, and notes thereto, should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. The Company has not completed its audits of the consolidated financial statements for the years ended December 31, 1998,1997 and
 1996 and has not filed form 10-KSB for the years ended December 31, 1998,1997 and 1996. The Company intends to complete its required financial statement audits and file required forms 10-KSB no later than November 1999 to meet the requirements of the OTC-Bulletin Board to retain its listing status. The Company may be deleted from the OTC-Bulletin Board if it is not in compliance with listing requirements by December 1999.

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

(3) Shakespeare Partners, LTD, whose general partner is a stockholder of the Company, had outstanding notes payable due from the Company amounting to $200,000 at December 31, 1998. No interest was paid by the Company during 1998 or year to date 1999. Approximately $149,700 of debt was converted to 74,878 preferred shares which have dividend and preference in liquidation rights.
 In December 1998 the Company entered into an agreement with Shakespeare Partners, LTD and its General Partner to sell its note receivable from Trico Incorporated amounting to $364,427 for $260,000 which resulted in a loss to the Company of $104,427 and was recorded in December 1998. The Company received $60,000 in cash during December 1998 and reduced the outstanding $200,000 note payable balance to zero in January 1999.

 The United States Company converted 100% of its outstanding notes payable during 1998. No interest was paid during 1998. Approximately $85,000 of debt was converted to 111,648 preferred shares which have dividend and preference in liquidation rights. $124,100 was forgiven by the United States Company. Two Directors of the Company are officers of the United States Company. The Secretary and Treasurer is a Principal in The United States Company.

 The President and CEO converted 100% of his outstanding notes payable during 1998. No interest was paid during 1998. Approximately $17,700 (original debt plus accrued interest) was converted to 8,835 preferred shares which have dividend and preference in liquidation rights.

 An officer converted $4,500 of accrued salary to 2,250 preferred shares in December 1998 which have dividend and preference in liquidation rights.

In addition to the related party transactions discussed above, approximately $171,812 of vendor debt was converted to 85,907 preferred shares during 1998 which have dividend and preference in liquidation rights.

(4) The Company had a $218,294 note receivable from the Buyer of its real property in December 1996 which was paid in January 1999.

(5) The Company's common stock and warrants were deleted from The Nasdaq SmallCap Market(tm) on December 3, 1996 for failure to meet the capital and surplus requirement for continued listing. The Company is listed on the OTC-Bulletin Board.

(6) On April 1, 1997 the Company issued 125,000 shares of its common stock to The United States Company in exchange for 640,000 warrants to purchase its common stock. On that same date the Company issued 5,000 shares of common stock to Walter H. "Skip" Elliott, III, President and CEO, 5,000
shares of common stock to Elsie L. Rose, Treasurer, 5,000 shares of common stock to Robin A. Bowers, Secretary at that date, and 1,000 shares of common stock to another employee. The Company issued 125,000 shares to Shakespeare Partners Ltd. in connection with a prior loan. On June 29, 1998 the Company granted 700,000 options to purchase common stock to its Directors and Officers.

(7) During October 1997 the Company settled employment agreements with two employees at termination of their employment by agreeing to grant warrants for each to purchase 50,000 shares of Company common stock. No amounts have been recorded in the financial statements.

(8) During 1998 the Company issued 180,287 shares of common stock in connection with the negotiation and settlement of vendor trade payable balances.

Three Months Ended March 31, 1999 Compared to Three Months Ended March
 31, 1998

 The following financial information reports operating trends for the Company for 1999 for the remaining operating subsidiary compared to 1998.
  Net service revenue for the Consultative Service group which is comprised of health and safety consulting for the first quarter of 1999 amounted to $200,300 which was $127,400 (174.8%) higher than the $72,900 reported for the first quarter of 1998. One customer accounted for $157,800 in revenue.
  Net service revenue for the Laboratory Service group, which is comprised of the industrial hygiene laboratory for the first quarter of 1999 amounted to $85,400 which was $40,500 (32.2%) lower than the $125,900 reported for the first quarter of 1998. This is accounted for by a large Project from one customer that occurred during the first quarter of 1998 that was not repeated in the first quarter of 1999.

 Consultative direct service costs increased by 121.5% or $51,800 to $94,400 for the first quarter of 1999 as compared to $42,600 reported for the first quarter of 1998 due to additional personnel and the purchase of outside services due to the increase in revenue discussed above. Laboratory direct service costs increased by 4.7% or $3,700 to $81,200 for the first quarter of 1999 as compared to $77,500 reported for the first quarter of 1998 due to increased personnel costs and outside laboratory services utilized.

 The gross profit for the first quarter ended March 31, 1999 increased by $31,400 an increase of 40.0%, to $110,000 as compared to $78,600 for the three months ended March 31, 1998.

The Company reported a 38.5% gross margin for the first quarter of 1999 as compared to a 39.5% margin for the first quarter in 1998. The reason for the deterioration in gross margin is related to the fixed costs nature of laboratory operations and the increase in direct costs of the laboratory group over a lower revenue base. This was offset to a large degree by the significant improvement in the consultative group contribution.

Percentage comparisons of gross margins reported by the Company are as follows:

Period                Total          Consultative       Laboratory
1st Quarter 1999      38.5%              52.9%             4.8%
1st Quarter 1998      39.5%              41.5%            38.4%


Other operating revenue was $2,900 for the quarter ended March 31, 1999 as compared to $11,400 for the quarter ended March 31, 1998.

Operating expenses were $13,000 lower and amounted to $107,000 for the three months ended March 31, 1999, as compared to $120,000 reported for the three months ended March 31, 1998. Sales and marketing expenses increased by $1,300. General and administrative costs decreased by $13,300 to $84,900 for the three months ended March 31, 1999, as compared to $98,200 reported for the three months ended March 31, 1998. This decrease is primarily attributable to a reduction in personnel costs and facilities and equipment costs. Depreciation and amortization costs decreased overall by $1,000 due to older equipment being fully depreciated and not replaced.

 The Company incurred operating revenue of $5,900 for the three months ended March 31, 1999 as compared to an operating loss of $30,100 for the three months ended March 31, 1998. The significant improvement is due to the
Consultative group's increase in revenue, due to a significant project in the first quarter of 1999 as compared to 1998.

Interest income for the quarter ended March 31, 1999 was $1,800 compared to $11,800 of interest income recorded for the quarter ended March 31, 1998. The decrease of $10,000 is due to the reduction in the principal balance outstanding for two notes receivable. One note that was executed during 1996 in connection with the disposition of the Environmental Consulting and
Engineering and Civil Engineering and Surveying Division was used to pay off a shareholder loan in January 1999. The second note was collected in January 1999. Interest expense of $2,500 for the three months ended
 March 31, 1999 was $5,600 lower than the amount reported for the first quarter of 1998 which was $8,100 due to the transactions noted above.
 The Company recorded a net gain of $21,200 for the first quarter of 1999 on vendor trade payables and notes payable that were negotiated. Loan costs were fully amortized at the end of the second quarter of 1998, so no amounts were amortized during the first quarter of 1999. Amortization of loan costs for the first quarter of 1998 was $5,400. In addition, the company recorded a loss on dispositin of vehicles of $11,700 during the first quarter of 1998.

 Net income for the first quarter ended March 31, 1999 was $26,500 which is $65,700 higher than the net loss of $39,300 reported for the first quarter ended March 31, 1998.

FINANCIAL CONDITION

The Company's financial condition continued to improve during the first three months of 1999 due principally to the collection of a note receivable, stronger collections of trade receivables and negotiation of trade payable balances with vendors. The Company had cash on hand in excess of
$312,000, at March 31, 1999. The Company intends to use cash for working capital, complete its debt mediation, pursue complimentary joint ventures and potential mergers, and purchase certain equipment and personal computers.

 Working capital has increased by $30,000 from $70,600 at December 31, 1998 to $100,600 at March 31, 1999 due to the items discussed above.

Trade accounts receivable decreased approximately $88,700 to $94,500 at
 March 31, 1998 from $183,200 at December 31, 1998. Part of the decrease is attributable to lower laboratory revenues and collections of accounts with higher outstanding balances at December 31, 1998.


RECENT DEVELOPMENTS

In September 1998 the Company, through its wholly owned subsidiary, Azimuth, Inc. (Azimuth), entered into a strategic alliance with PHT Services, Ltd.
 (PHTS) for the marketing and selling of environmental, health and safety services to health care organizations in South Carolina. The alliance between Azimuth and PHTS was formalized under a contract that outlines the environmental, health and safety services PHTS will market to its clients. Azimuth and PHTS will share the revenue generated. During
 November 1998 the Company received its first engagement under this arrangment.

In November 1998 the Company, through its wholly owned subsidiary, Azimuth, Inc.(Azimuth), entered into a strategic alliance with Enviro-Guard, Ltd. to cross sell services into the respective customer bases of each company. Enviro-Guard has a complete service line for medical environmental monitoring, including medical gas systems evaluation and decontamination. The alliance will compliment the existing menu of services offered by Azimuth to hospitals. The alliance between Azimuth and Enviro-Guard was formalized under a contract that outlines the services to be provided by each company.

GENERAL OVERVIEW

The Company believes there exists a synergy between the core competencies of its operating subsidiary and the Workers' Compensation market (i.e.
 Agencies, Claims' Management, and Claims' Administration). In 1994, the total Workers' Compensation market, including medical benefits, disability and survivor benefits, administration costs, lost productivity and other miscellaneous occupational health and service costs, was estimated at $121 billion. Traditionally, the participants in this market approach the control of these costs from a reactive mode, trying to minimize the cost after the injury has occurred. Envirometrics, Inc. is exploring this market from the vantage of conducting a strategic roll-up of companies in its current Occupational Health and Safety market and consolidating these together with companies that operate in the Workers' Compensation market. The combination of occupational health and safety with workers' compensation products lends itself to program selling in addition to cross selling opportunities to a higher level of management not typically accessible to the stand alone occupational health and safety company and would provide more of a preventative solution to workers' compensation costs. The Company is currently identifying merger and acquisition candidates in these two markets to further this strategic plan. However no letters of intent or other contractual terms have been reached with any companies in connection with pursuing management's strategic plan, and there is no guarantee that any merger or roll-up transactions will occur in the future.

The information provided in this overview contains forward looking statements that involve risks and uncertainties, including the failure of the Company to find appropriate consolidation and/or roll-up partners, or the inability to close consolidation and/or roll-up transactions if agreements are entered into with such partners, and the failure of any consummated consolidated and/or roll-up transaction to result in successful business operations for the Company. Statements made in this overview that are not historical facts are forward looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company's actual results and outcome of the aforementioned plan could differ significantly from those discussed herein.

YEAR 2000

Historically, certain computer programs were written using two digits rather that four to define the applicable year. Accordingly, the Company's software may recognize a date using "00" as 1900 reather than the year 2000, which could result in computer systems failures or miscalculations, commonly referred to as the Year 2000 ("Y2K") issue. The Y2K issue can arise at any point in the Company's supply, lab analysis processing, and financial applications. Incomplete or untimely resolution of the Y2K issue by the company, key suppliers, customers and other parties could have a material adverse effect on the company's results of operations, financial condition and cash flows.
The Company has developed a plan to modify its information technology to recognize the Year 2000 and has, to the extent necessary, begun analyzing and converting, where necessary, its critical data processing systems.
Since many of the Company's systems and software are relatively new, management does not expect Year 2000 issues related to its own internal systems to be significant and does not anticipate that it will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant. The Company estimates that it may have to replace three to five desktop personal computers used in its laboratory operations and is incorporating that plan into its capital budget. The Company is planning to initiate formal communications with certain of its significant lab equipment suppliers and service providers to determine the extent to which the Company's systems may be vulnerable to embedded technology such as microcontrollers. The Company currently expects the project to be completed in the third quarter of 1999. There can be no guarantee that the systems of suppliers or other companies on which the Company relies will be converted in a timely manner and will not have a material adverse effect on the Company's systems. To date the Company has not developed a formal contingency plan. The Company believes it is taking the steps necessary regarding Year 2000 compliance with respect to matters within its control.
  However, no assurance can be given that the Company's systems will be made Year 2000 compliant in a timely manner or that the Year 2000 problem will not have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings - None

 Item 5.  Other Information - None

 Item 6.  Exhibits and Reports - None





SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ENVIROMETRICS, INC.

Date:  May 13, 1999                         Walter H. Elliott, III

                                             _______________________
                                             Walter H. Elliott, III

                                             President and CEO
