Form 10QSB
period 1999-06-30
ENVIROMETRICS INC /DE/
filed 1999-08-16
CIK 917253

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D. C.   20549

  FORM 10-QSB

  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT 1934

        For the quarterly period ended June 30, 1999

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

   YES [  ]        NO [X]

As of June 30, 1999 the Registrant had outstanding 3,012,686 shares of common Stock. Transitional small business disclosure format (check one):

    YES [  ]         NO [X]

INDEX


PART I.	FINANCIAL INFORMATION		              	     Page #

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet at
 June 30, 1999 and December 31, 1998                  2

 Condensed Statement of Operations for the
 Second Quarter ended June 30, 1999 and 1998          3

	Condensed Statement of Cash Flows for the
 Second Quarter ended June 30, 1999 and 1998          4

 Notes to Consolidated Financial Statements	          5-6

 Item 2.Management's Discussion and Analysis of Results of
 Operations and Financial Conditions                  7-1

PART II.	OTHER INFORMATION

 Item 1.	Legal Proceedings                           13

 Item 5. Other Information                     						13

 Item 6. Exhibits and Reports                 							13

Signature                                           	13

                      ENVIROMETRICS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                       June 30, 1999 and December 31, 1998

                                  June 30, 1999      December 31, 1998
 ASSETS                             (Unaudited)           (Unaudited)



CURRENT ASSETS
  Cash and cash equivalents       $   273,704          $    40,934
  Current portion of notes
  receivable                                               418,294
  Trade receivables less allowance
  for doubtful accounts 1999 $5,000
 and 1998 $5,000                      137,646              183,155
  Other receivables                                         22,213
  Prepaid expenses	                    34,369               38,830
                                     --------             --------
    TOTAL CURRENT ASSETS              445,719              703,426
                                     --------             --------
OTHER ASSETS AND INTANGIBLES
  Deposits		     	                      3,079                2,951
  Due from shareholders                23,005               23,005
  Other                                31,121               31,373
                                      -------              -------
                                       57,205               57,329
                                      -------              -------

 PROPERTY AND EQUIPMENT
   Furniture and equipment            987,470               984,635
   Vehicles                             9,490                 9,490
                                    ---------             ---------
                                      996,960               994,125
   Less accumulated depreciation
   and amortization                  (921,368)             (900,800)
                                    ---------             ---------
                                       75,592                93,325
                                    ---------             ---------
                                   $  578,516           $   854,080
                                   ==========            ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable                  $                   $   10,149
 Current maturities of
    long-term debt		            $   23,802          $  241,156
  Accounts payable	                214,880             242,895
  Accrued expenses                 152,014             138,652
                                 ---------           ---------
TOTAL CURRENT LIABILITIES          390,696             632,852
                                 ---------           ---------

LONG-TERM DEBT,
  less current maturities           85,230              94,400
                                ----------          ----------
STOCKHOLDERS' EQUITY
  Common stock par value $.001;
    authorized 10,000,000 shares;
    issued 1999 and 1998 -
    3,012,686 shares                 3,013               3,013
  Preferred stock, no par value;
    authorized 2,500,000 shares;
    issued 1999 and 1998 -
    353,518 shares                   3,535                3,535
  Additional paid-in capital     5,764,498            5,764,498
  Retained earnings(deficit)    (5,668,455)          (5,644,218)
                                ----------            ----------
                                   102,591              126,828
                                ----------           ----------
 TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY        $  578,515           $  854,080
                                ==========           ==========

See Notes to Condensed Financial Statements

                        ENVIROMETRICS, INC.  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1999 and 1998

                      THREE MONTHS ENDED             SIX MONTHS ENDED
                      June 30,  June 30,             June 30,  June 30,
                       1999        1998               1999        1998
                     -------     --------         ---------     --------

NET SERVICE REVENUE
  Consultative        $ 164,455      $77,211        $ 364,749      $ 150,104
  Laboratory            115,921      104,891          201,272        230,740
                       --------     --------         --------       --------
                        280,376      182,102          566,021        380,844

DIRECT SERVICE COSTS
  Consultative          106,221       42,883          200,645         85,463
  Laboratory             89,629       94,703          170,851        172,297
                      ---------     --------        ---------      ---------
                        195,850      137,586          371,496        257,760
                     ----------   ----------       ----------     ----------
 GROSS PROFIT            84,526       44,516          194,525        123,084
                     ----------   ----------       ----------     ----------
                         30.1%        24.4%            34.4%          32.3%

OTHER OPERATING REVENUE     715        9,258            3,654         20,653
                     ----------   ----------       ----------     ----------

OPERATING EXPENSES

Sales and marketing           4,864       12,235           16,114      22,184
General and administrative   88,376       97,529          173,263     195,760
Depreciation and
     amortization             9,701       11,856           20,560      23,712
                          ---------    ---------        ---------   ---------
                            102,941      121,620          209,937     241,656
                          ---------    ---------        ---------   ---------

OPERATING INCOME (LOSS)     (17,700)     (67,846)         (11,758)    (97,919)
                          ---------    ---------        ---------   ---------
FINANCIAL INCOME (EXPENSE)
  Interest income             2,432       15,525            4,275      27,329
  Interest expense             (925)     (12,255)          (3,448)    (21,921)
  Gain (loss) on disposition
     of property               -              99              -        (9,121)
  Gain (loss) on vendor
     balances negotiated      5,028       284,801          26,199     284,306
  Other                         -            -                 25       3,747
  Amortization of loan costs    -          (4,505)           -        (9,880)
                           --------     ---------        --------   ---------
                              6,535       283,665          27,051     274,460
                           --------    ----------        --------  ----------
INCOME (LOSS) BEFORE
  DISCONTINUED OPERATIONS    (11,165)     215,819          15,293     176,541
DISCONTINUED OPERATIONS          -        (26,103)         -          (26,103)
                            --------     --------        --------    --------
NET INCOME (LOSS)           $(11,165)    $189,716      $   15,293  $ 150,438
                            =========    ========         =======  ==========
Weighted average number of
common shares outstanding   3,012,686   2,671,,292   3,012,686      2,670,599
                           ==========   ==========  ==========     ==========
Net earnings (loss)
 per common share           $(0.004)     $ 0.071     $ 0.005      $ (0.056)
                           =========    ==========   =========     ==========
Dividends per common share  $-           $ -         $     -      $   -
                           =========    ==========   =========     ==========


See Notes to Condensed Consolidated Financial Statements

                ENVIROMETRICS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
             SECOND QUARTER ENDED JUNE 30, 1999 AND 1998

                                    June 30,1999    June 30,1998

Cash Flows From Operating Activities:
   Net income (loss)   			             $  15,293      $ 150,438
   Adjustments To Reconcile net
    income (loss)
   Depreciation                           20,567         23,712
   Amortization                             -             9,880
   Loss on disposal of equipment            -             9,121
   Net (gain) loss on vendor
   balances negotiated                   (26,199)      (284,306)

   Change in assets and liabilities:
    Decrease in accounts receivable        67,722        26,478
    Decrease in inventory                     -           2,317
    Decrease in prepaid expenses            4,461        30,041
    Decrease in accounts payabl
    and accrued expenses                  (27,984)      (25,343)
                                          --------     ---------
      Net cash provided by
        operating activities                53,860      (57,662)
                                         ---------     ---------


Cash Flows From Investing Activities:
  Collection of note receivable            218,294       50,267
  Cash received on disposition of
  product line                                -           3,400
  Purchase of furniture and equipment       (2,835)         -
  Decrease in notes receivable             218,294          -
  (Increase) decrease in deposits             (128)      20,164
  Decrease in other assets                     252       (5,171)
                                         ---------     ---------
  Net cash provided by investing
  activities                               215,583       68,660
				                                      ---------     --------
Cash Flows From Financing Activities:
  Proceeds from borrowings on
  short-term notes                            -          20,000
  Principal payments on long-term
  borrowing                                (36,673)     (60,079)
                                           --------    ---------
Net cash used in financing activities      (36,673)     (40,079)
                                          ---------    ----------
    Net increase (decrease) in cash and
     cash equivalents                      232,770      (29,081)

 Cash and cash equivalents, beginning       40,934       54,096
                                         ---------     ----------
 Cash and cash equivalents, ending       $ 273,704    $  25,015
                                         =========     ==========

Supplemental Disclosure of Cash Flows
  Information
    Cash payments for interest           $     926    $   5,128
                                         =========    ==========
Supplemental Disclosure of Cash Flows
Information
    Issuance of common stock for
    debt conversion                      $             $  68,082
                                         =========     =========
   Issuance of preferred stock for
   debt conversion                       $             $ 422,379
                                         =========     =========

See Notes to Condensed Consolidated Financial Statements

ENVIROMETRICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
30-June-99

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

(6) On April 1, 1997 the Company issued 125,000 shares of its common stock to The United States Company in exchange for 640,000 warrants to purchase its common stock. On that same date the Company issued 5,000 shares of common stock to Walter H. ""Skip"" Elliott, III, President and CEO, 5,000 shares of common stock to Elsie L. Rose, Treasurer, 5,000 shares of common stock to Robin A. Bowers, Secretary at that date, and 1,000 shares of common stock to another employee. The Company issued 125,000 shares to Shakespeare Partners Ltd. in connection with a prior loan. On June 29, 1998 the Company granted 700,000 options to purchase common stock to its Directors and Officers.

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

(9) At June 30, 1999 the Company had accrued $39,530 in dividends on the preferred shares discussed above. The Company intends to request delay in payment of these amounts.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30,
1998
The following financial information reports operating trends for the Company for 1999 for the remaining operating subsidiary compared to 1998.
Net service revenue for the Consultative Service group which is comprised of health and safety consulting, for the second quarter of 1999 amounted to $164,400 which was $87,200 (113.0%) higher than the $77,200 reported for the second quarter of 1998. One customer accounted for $57,000 in 1999 second quarter revenue. Net service revenue for the Laboratory Service group, which is comprised of the industrial hygiene laboratory for the second quarter of 1999 amounted to $115,900 which was $11,000 (10.5%) higher than the $104,900 reported for the second quarter of 1998.
Consultative direct service costs increased by 147.4% or $63,300 to $106,200 for the first quarter of 1999 as compared to $42,900 reported for the second quarter of 1998 due to the significant increase in Consultative Service revenue noted above and related purchase of outside services. Laboratory direct service costs decreased by 5.4% or $5,100 to $89,600 for the second quarter of 1999 as compared to 94,700 reported for the second quarter of 1998. The reduced costs are attributable to lower Laboratory revenue and the cessation of lease costs connected to laboratory equipment.

The gross profit for the second quarter ended June 30, 1999 increased by $40,000 an increase of 89.9%, to $84,500 as compared to $44,500 for the three months ended June 30, 1998.

The Company reported a 30.1% gross margin for the second quarter of 1999 as compared to a 24.4% margin for the second quarter in 1998. The reason for the increase in gross margin is related to the fixed costs nature of staff compensation in consultative operations in connection with the work related to the single large customer discussed above. More of the second quarter work for this single customer was labor related as compared to the addition of outside laboratory analysis costs absorbed in the first quarter.

Percentage comparisons of gross margins reported by the company are as follows:

Period             	Total     	Consultative	     Laboratory
2nd Quarter 1999    	30.1%	         35.4%          	22.7%
2nd Quarter 1998     24.4%         	44.5%            9.7%


Other operating revenue was $700 for the quarter ended June 30, 1999 as compared to $9,200 for the quarter ended June 30, 1998.

Operating expenses were $18,700 lower and amounted to $102,900 for the three months ended June 30, 1999, as compared to $121,600 reported for the three months ended June 30, 1998. Sales and marketing expenses decreased by $7,400. General and administrative costs decreased by $9,100 to $88,400 for the three months ended June 30, 1998. This decrease is primarily attributable to a reduction in personnel costs and facilities and equipment costs. Depreciation and amortization costs decreased overall by $2,200 due to older equipment being fully depreciated and not replaced.

The Company incurred an operating loss of $17,700 for the three months ended June 30, 1999 as compared to an operating loss of $67,800 for the three months ended June 30, 1998. The significant improvement is due to the Consultative group's increase in revenue, due to a significant project in the first six months of 1999 as compared to 1998.

Interest income for the quarter ended June 30, 1999 was $2,400 compared to $15,500 of interest income recorded for the quarter ended June 30, 1998.
The decrease of $13,100 is due to the reduction in the principal balance outstanding for two notes receivable. One note that was executed during 1996 in connection with the disposition of the Environmental Consulting and Engineering and Civil Engineering and Surveying Division was used to pay off a shareholder loan in January 1999. The second note was collected in January 1999. Interest expense of $900 for the three months ended June 30, 1999 was $11,300 lower than the amount reported for the second quarter of 1998 which was $12,200, die to the transactions noted above. The Company recorded a net gain of $5,000 for the second quarter of 1999 on vendor trade payables and notes payable that were negotiated. Loan costs were fully amortized at the end of the second quarter of 1999. Amortization of loan costs for the second quarter of 1998 was $4,500.

The Company reported income before discontinued operations of $11,200 for the three months ended June 30, 1999 as compared to income before discontinued op-erations of $215,800 for the three months ended June 30, 1998. Discontinued operations for 1998 related to the products group and amounted to a loss of $26,100. The loss before discontinued operations for the three months ended June 30, 1999 would have been $16,200 which is $52,800 lower than the loss before discontinued operations of $69,000 for the three months ended June 30, 1998, excluding the gain on vendor balances negotiated.

A net loss was recorded for the second quarter ended June 30, 1999 of $11,200 which is 105.2% lower than the net income reported for the second quarter ended June 30, 1998 which was $189,700.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

The following financial information reports operating trends for the Company for 1999 for the remaining operating subsidiary compared to 1998. Net service revenue for the Service group, which is comprised of the industrial hygiene laboratory and the health and safety consulting, for the first six months of 1999 amounted to $566,000 which was $185,200 (48.6%) higher than the $380,800 reported for the first six months of 1998. The increase is attributable to a large project begun in the fourth quarter of 1998. Consultative service revenue for the six months ended June 30, 1999 was $364,700 or 143.0% higher that the $150,100 reported for the six months ended June 30, 1998. One customer accounted for $158,000 of the first six months of 1999 revenue. Laboratory service revenue for the six months ended June 30, 1999 decreased by $29,400 as compared to $230,700 for the six months ended June 30, 1998. This decrease is due to reduced laboratory sample volume.

Direct service costs increased by 44.1% or $113,700 to $371,500 for the first six months of 1999 as compared to $257,800 reported for the first six months of 1998. The consultative group experienced higher direct service costs from the use of outside laboratories used in conjunction with the large client project discussed above and the use of subcontractors.

The gross profit for the six months ended June 30, 1999 increased by $71,400, an increase of 58.0%, to $194,500 as compared to $123,100 for the six months ended June 30, 1998. The increase is due to the large client project discussed above.

The Company reported a 34.4% gross margin for the first six months of 1999 as compared to a 32.3% margin for the same period in 1998. The reason for the increase in gross margin in the Services Division is due to the consulta-tive group project discussed above.

Percentage comparisons of gross margins reported by the company are as follows:

Period                 	Total	      Consultative   	Laboratory
1st Six Months 1999	    34.4%         	45.0%         	15.1%
1st Six Months 1998	    32.3%          43.1%	         25.3%

Other operating revenue was $3,600 for the six months ended June 30, 1999 as compared to $20,600 of revenue for the six months ended June 30, 1998. Most of the decrease was due to refunds and reimbursements related to insurance and rent.

Operating expenses were $31,700 lower and amounted to $209,900 for the six months ended June 30, 1999, as compared to $241,600 reported for the six months ended June 30, 1998. Sales and marketing expenses decreased by $6,100 which was attributable to a reduction in staff in 1998. General and administrative costs decreased by $22,500 to $173,300 for the six months ended June 30, 1999, as compared to $195,800 reported for the six months ended June 30, 1998. The decreased costs are attributable to salary reallocations, travel expenses incurred in connection with trying to find potential merger candidates in 1998, and an increase in maintenance costs on older equipment and leasehold improvements. Depreciation and amortization costs decreased overall by $3,100.

The Company incurred an operating loss of $11,700 for the six months ended June 30, 1999 as compared to operating loss of $97,900 for the six months ended June 30, 1998 due to the reasons discussed above.

Interest income for the six months ended June 30, 1999 was $4,300 compared to $27,300 of interest income recorded for the six months ended June 30, 1998.
The decrease in interest income is due to earnings from the note receivable in 1998 which was collected in January 1999. Interest expense of $3,400 for the six months ended June 30, 1999 was $18,500 lower than the amount reported for the first six months of 1998 which was $21,900. The decrease in interest expense is attributable to conversion of long-term debt to equity at June 30, 1998. TheCompany recorded a net gain of $26,200 for the six months ended June 30, 1999 on vendor trade payables and notes payable that were negotiated as compared to $284,300 gain on vendor trade payables and notes payable that were negotiated in 1998.

The Company reported income before discontinued operations of $15,300 for the six months ended June 30, 1999 as compared to income before discontinued operations of $176,500 for the six months ended June 30, 1998. Discontinued operations for 1998 related to the products group and amounted to a loss of $26,100. The loss before discontinued operations for the six months ended June 30, 1999 would have been $10,900 which is $96,900 lower than the loss before discontinued operations of $107,800 for the six months ended June 30, 1998, excluding the gain on vendor balances negotiated.

Net income for 1999 was $15,300, or $135,100 lower than the $150,400 reported for 1998. The decrease is attributed to the negotiated gain on trade and notes payable and other items discussed above.




FINANCIAL CONDITION

The Company's financial condition continued to improve during the first six months of 1999 due principally to the collection of a note receivable, stronger collections of trade receivables and negotiation of trade payable balances with vendors. The company had cash on hand in excess of $273,700 at June 30, 1999. The company intends to use cash for working capital, complete its debt mediation, pursue complimentary joint ventures and potential mergers, and purchase certain equipment and personal computers.

Working capital has decreased by $15,600 from $70,600 at December 31, 1998 to $55,000 at June 30, 1999 due to payments on older vendor debt and payment of an accrued salary.

Trade accounts receivable decreased approximately $45,600 to $137,600 at June 30, 1999 from $183,200 at December 31, 1998. Part of the decrease is attributable to lower laboratory revenues and collections of accounts with higher outstanding balances at December 31, 1998.







          RECENT DEVELOPMENTS

In September 1998 the Company, through its wholly owned subsidiary, Azimuth, Inc. (Azimuth), entered into a strategic alliance with PHT Services, Ltd.
(PHTS) for the marketing and selling of environmental, health and safety services to health care organizations in South Carolina. The alliance between Azimuth and PHTS was formalized under a contract that outlines the environmental, health and safety services PHTS will market to its clients. Azimuth and PHTS will share the revenue generated. During November 1998 the Company received its first engagement under this arrangement.

In November 1998 the Company, through its wholly owned subsidiary, Azimuth, Inc. (Azimuth), entered into a strategic alliance with Enviro-Guard, Ltd. to cross sell services into the respective customer bases of each company. Enviro-Guard has a complete service line for medical environmental monitoring, including medical gas systems evaluation and decontamination. The alliance will compliment the existing menu of services offered by Azimuth to hospitals. The alliance between Azimuth and Enviro-Guard was formalized under a contract that outlines the services to be provided by each company.

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

YEAR 2000

Historically, certain computer programs were written using two digits rather that four to define the applicable year. Accordingly, the Company's software may recognize a date using "00" as 1900 reather than the year 2000, which could result in computer systems failures or miscalculations, commonly referred to as the Year 2000 ("Y2K") issue. The Y2K issue can arise at any point in the Company's supply, lab analysis processing, and financial applications.
Incomplete or untimely resolution of the Y2K issue by the company, key suppliers, customers and other parties could have a material adverse effect on the company's results of operations, financial condition and cash flows.
The Company has developed a plan to modify its information technology to recognize the Year 2000 and has, to the extent necessary, begun analyzing and converting, where necessary, its critical data processing systems.
Since many of the Company's systems and software are relatively new, management does not expect Year 2000 issues related to its own internal systems to be significant and does not anticipate that it will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant. The Company estimates that it may have to replace three to five desktop personal computers used in its laboratory operations and is incorporating that plan into its capital budget. The Company has initiated formal communications with certain of its significant lab equipment suppliers and service providers to determine the extent to which the Company's systems may be vulnerable to embedded technology such as microcontrollers. The Company currently expects the project to be completed in the third quarter of 1999. There can be no guarantee that the systems of suppliers or other companies on which the Company relies will be converted in a timely manner and will not have a material adverse effect on the Company's systems. To date the Company has not developed a formal contingency plan. The Company believes it is taking the steps necessary regarding Year 2000 compliance with respect to matters within its control. However, no assurance can be given that the Company's systems will be made
Year 2000 compliant in a timely manner or that the Year 2000 problem will not have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings - None

 Item 5.  Other Information - None

 Item 6.  Exhibits and Reports - None





SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ENVIROMETRICS, INC.

Date:  August 16, 1999                         Walter H. Elliott, III
                                               _______________________
                                               Walter H. Elliott, III

                                               President and CEO
