Form 10QSB
period 1999-09-30
ENVIROMETRICS INC /DE/
filed 1999-11-15
CIK 917253

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D. C.   20549

  FORM 10-QSB

  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT 1934

        For the quarterly period ended September 30, 1999

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

   YES [  ]        NO [X]

As of September 30, 1999 the Registrant had outstanding 3,010,186 shares of common Stock. Transitional small business disclosure format (check one):

    YES [  ]         NO [X]

INDEX


PART I.	FINANCIAL INFORMATION		              	     Page #

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet at
 September 30, 1999 and December 31, 1998                  2

 Condensed Statement of Operations for the
 Third Quarter ended September 30, 1999 and 1998          3

	Condensed Statement of Cash Flows for the
 Third Quarter ended September 30, 1999 and 1998          4

 Notes to Consolidated Financial Statements	          5-6

 Item 2.Management's Discussion and Analysis of Results of
 Operations and Financial Conditions                  7-12

PART II.	OTHER INFORMATION

 Item 1.	Legal Proceedings                           13

 Item 3. Defaults upon Senior Securities            13

 Item 5. Other Information                     						13-14

 Item 6. Exhibits and Reports                 							15

 Signature                                          	15

                      ENVIROMETRICS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                    September 30, 1999 and December 31, 1998

                                 September 30, 1999      December 31, 1998
 ASSETS                             (Unaudited)           (Unaudited)



CURRENT ASSETS
  Cash and cash equivalents       $   251,376          $    40,934
  Current portion of notes
  receivable                                               418,294
  Trade receivables less allowance
  for doubtful accounts 1999 $5,000
 and 1998 $5,000                      166,021              183,155
  Other receivables                                         22,213
  Prepaid expenses	                    40,760               27,077
                                     --------             --------
    TOTAL CURRENT ASSETS              458,157              691,673
                                     --------             --------
OTHER ASSETS AND INTANGIBLES
  Deposits		     	                      2,847                2,951
  Due from shareholders                23,005               23,005
  Other                                36,245               31,373
                                      -------              -------
                                       62,097               57,329
                                      -------              -------

 PROPERTY AND EQUIPMENT
   Furniture and equipment            987,470               984,635
   Vehicles                             9,490                 9,490
                                    ---------             ---------
                                      996,960               994,125
   Less accumulated depreciation
   and amortization                  (929,652)             (900,800)
                                    ---------             ---------
                                       67,308                93,325
                                    ---------             ---------
                                   $  587,562           $   842,327
                                   ==========            ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable                  $   16,117          $   10,149
 Current maturities of
    long-term debt		            $   22,302          $  241,156
  Accounts payable	                232,923             242,893
  Accrued expenses                 192,756             182,341
                                 ---------           ---------
TOTAL CURRENT LIABILITIES          464,098             676,539
                                 ---------           ---------

LONG-TERM DEBT,
  less current maturities           81,832              94,400
                                ----------          ----------
STOCKHOLDERS' EQUITY
  Common stock par value $.001;
    authorized 10,000,000 shares;
    issued 1999 and 1998 -
    3,010,186 shares                 3,010               3,010
  Preferred stock, no par value;
    authorized 2,500,000 shares;
    issued 1999 and 1998 -
    353,518 shares                   3,535                3,535
  Additional paid-in capital     5,948,661            5,948,661
  Retained earnings(deficit)    (5,913,574)          (5,883,818)
                                ----------            ----------
                                    41,632               71,388
                                ----------           ----------
 TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY        $  587,562           $  842,327
                                ==========           ==========

See Notes to Condensed Financial Statements

                         ENVIROMETRICS, INC.  AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
            FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999 and 1998

                      THREE MONTHS ENDED             NINE MONTHS ENDED
                 September 30,  September 30,   September 30,  September 30,
                       1999        1998               1999        1998
                     -------     --------         ---------     --------

NET SERVICE REVENUE
  Consultative        $ 213,041      $90,193        $ 577,790      $ 232,223
  Laboratory             77,723      108,828          278,995        347,642
                       --------     --------         --------       --------
                        290,764      199,021          856,785        579,865

DIRECT SERVICE COSTS
  Consultative          126,867       58,796          327,512        136,875
  Laboratory             74,019       75,524          244,870        255,205
                      ---------     --------        ---------      ---------
                        200,886      134,320          572,382        392,080
                     ----------   ----------       ----------     ----------
 GROSS PROFIT            89,878       64,701          284,403        187,785
                     ----------   ----------       ----------     ----------
                         30.9%        32.5%            33.2%          32.4%

OTHER OPERATING REVENUE     -          (328)            3,654         20,325
                     ----------   ----------       ----------     ----------

OPERATING EXPENSES

Sales and marketing          (3,750)       8,779           12,364      30,963
General and administrative  102,368       86,272          275,624     282,032
Depreciation and
     amortization             8,284       11,375           28,851      35,087
                          ---------    ---------        ---------   ---------
                            106,902      106,426          316,839     348,082
                          ---------    ---------        ---------   ---------

OPERATING INCOME (LOSS)     (17,024)     (42,053)         (28,782)   (139,972)
                          ---------    ---------        ---------   ---------
FINANCIAL INCOME (EXPENSE)
  Interest income             2,478       13,070            6,753      40,399
  Interest expense             (827)      (4,300)          (4,275)    (26,221)
  Gain (loss) on disposition
     of property               -            (845)             -        (9,966)
  Gain (loss) on vendor
     balances negotiated         93        14,481          26,292     174,630
  Other                         -          (3,747)             25
  Amortization of loan costs    -                             -        (9,880)
                           --------     ---------        --------   ---------
                              1,744        18,659          28,795     168,962
                           --------    ----------        --------  ----------
INCOME (LOSS) BEFORE
  DISCONTINUED OPERATIONS    (15,280)     (23,394)             13      28,990
DISCONTINUED OPERATIONS          -           (122)         -          (26,225)
                            --------     --------        --------    --------
NET INCOME (LOSS)           $(15,280)    $(23,516)     $      13   $    2,765
                            =========    ========         =======  ==========
Weighted average number of
common shares outstanding   3,010,186   2,794,171      3,010,186    2,731,305
                           ==========  ==========     ==========   ==========
Net earnings (loss)
 per common share           $(0.005)     $(0.008)     $ 0.000      $ 0.001
                           =========    ==========   =========     ==========
Net (loss) per common share,
after preferred dividends   $(0.008)     $(0.012)     $   n/a      $   n/a
                           =========    ==========   =========     ==========
Dividends per common share  $   -        $   -        $    -       $   -
                           =========    ==========   =========     ==========


See Notes to Condensed Consolidated Financial Statements

                ENVIROMETRICS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
             THIRD QUARTER ENDED SEPTEMBER 30, 1999 AND 1998

                                  September 30,1999  September 30,1998

Cash Flows From Operating Activities:
   Net income (loss)   			             $     13      $    2,765
   Adjustments To Reconcile net
    income (loss)
   Depreciation                           28,851         35,087
   Amortization                             -             9,880
   Loss on disposal of equipment            -             9,966
   Common stock issued for
   interest and loan costs                  -             3,554
   Net (gain) loss on vendor
   balances negotiated                   (26,292)      (174,630)

   Change in assets and liabilities:
    (Increase) decrease in accounts
    receivable                            39,347         (9,283)
    Decrease in inventory                     -           2,361
    (Increase) decrease in prepaid
    expenses                               2,434         26,076
    Increase (decrease) in accounts
    payable and accrued expenses          (4,679)         4,391
                                          --------     ---------
      Net cash provided by
        operating activities              39,674        (89,833)
                                         ---------     ---------


Cash Flows From Investing Activities:
  Collection of note receivable          195,000       76,065
  Cash received on disposition of
  product line                               -          3,400
  Purchase of furniture and equipment     (2,835)         -
  (Increase) decrease in deposits            104       19,191
  (Increase) decrease in other assets     (3,224)        (859)
                                         ---------     ---------
  Net cash provided by investing
  activities                             189,045       97,797
				                                     ---------     --------
Cash Flows From Financing Activities:
  Principal payments on short-term notes  (10,149)       30,000
  Principal payments on long-term
  borrowing                                (8,128)      (70,402)
                                           --------    ---------
Net cash used in financing activities     (18,277)      (40,402)
                                          ---------    ----------
    Net increase (decrease) in cash and
     cash equivalents                      210,442      (32,438)

 Cash and cash equivalents, beginning       40,934       54,096
                                         ---------     ----------
 Cash and cash equivalents, ending       $ 251,376    $  21,658
                                         =========     ==========

Supplemental Disclosure of Cash Flows
  Information
    Cash payments for interest           $  20,563    $   6,664
                                         =========    ==========
Supplemental Disclosure of Cash Flows
Information
  Notes payable satisfied by
  assignment of note receivable          $ 223,294    $    -
                                         =========    =========
  Issuance of common stock for warrants,
  loan costs and other                   $     -      $   3,554
                                         =========    =========
  Issuance of common stock for
  debt conversion                        $            $  76,877
                                         =========     =========
  Issuance of preferred stock for
  debt conversion                        $            $ 422,379
                                         =========     =========

See Notes to Condensed Consolidated Financial Statements

ENVIROMETRICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999

(1) The unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and
Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements of the Company, and notes thereto, should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. The Company has not completed its audits of the consolidated financial statements for the years ended December 31, 1998, 1997 and 1996 and has not filed form 10-KSB for the years ended December 31, 1998, 1997 and 1996.

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

The United States Company converted 100% of its outstanding notes payable during 1998.  $16,288 of accrued interest was paid during 1999.
No interest was paid during 1998.  Approximately $223,296 of debt was converted to 111,648 preferred shares which have dividend and preference in liquidation rights. Two Directors of the Company are officers of the United States Company. The Secretary and Treasurer is a Principal in The United States Company.

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

The aforementioned preferred shares are callable by the Company and the holder can put the shares to the Company under the terms of the issuance.

(4) The Company had a $218,294 note receivable from the Buyer of its real property in December 1996 which was paid in January 1999.

(5) The Company's common stock and warrants were deleted from The Nasdaq SmallCap Market(tm) on December 3, 1996 for failure to meet the capital and surplus requirement for continued listing. The Company is listed on the OTC-Bulletin Board. The Company intends to file required forms 10-KSB no later than December 1999 to meet the requirements of the OTC-Bulletin Board to retain is listing status. The Company recently learned that its listing on the OTC-Bulletin Board will be deleted November 18, 1999.

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

(9) At September 30, 1999 the Company had accrued $49,453 in dividends on
the preferred shares discussed above.   The Company intends to request
 delay in payment of these amounts.

Three Months Ended September 30, 1999 Compared to Three Months Ended
 September 30, 1998

 The following financial information reports operating trends for the Company for 1999 for the remaining operating subsidiary compared to 1998.
 Net service revenue for the Consultative Service group which is comprised of health and safety consulting for the third quarter of 1999 amounted to $213,000 which was $122,800 (136.0%) higher than the $90,200 reported for the third quarter of 1998. One customer accounted for $55,900 in 1999 third quarter revenue. Net service revenue for the Laboratory Service group, which is comprised of the industrial hygiene laboratory for the third quarter of 1999 amounted to $77,700 which was $31,100 (28.6%) lower than the $108,800 reported for the third quarter of 1998.

 Consultative direct service costs increased by 115.8% or $68,100 to $126,900 for the third quarter of 1999 as compared to $58,800 reported for the third quarter of 1998 due to the significant increase in Consultative Service revenue noted above and related purchase of outside services and higher personnel costs. Laboratory direct service costs decreased by 2.0% or $1,500 to $74,000 for the third quarter of 1999 as compared to $75,500 reported for the third quarter of 1998. The reduced costs are attributable to lower use of outside laboratories and lower equipment costs.

 The gross profit for the third quarter ended September 30, 1999 increased by $25,200 an increase of 38.9%, to $89,900 as compared to $64,700 for the three months ended September 30, 1998.

 The Company reported a 44.7% gross margin for the third quarter of 1999 as compared to a 48.2% margin for the third quarter in 1998. The reason for the decrease in gross margin is related to the fixed cost nature of the laboratory activities and the decreased revenue for that segment of operations.

 Percentage comparisons of gross margins reported by the company are as follows:

 Period	      	      	Total  		Consultative	  	Laboratory
 3rd Quarter 1999 		  44.7%     		40.4%	        		4.8%
 3rd Quarter 1998	   	48.2%	     	34.8%	       		30.6%

 Operating expenses were approximately the same for both reporting periods, ($500 higher for 1999) and amounted to $106,900 for the three months ended September 30, 1999, as compared to $106,400 reported for the three months ended September 30, 1998. Sales and marketing expenses decreased by $12,500 due to reduced personnel costs. General and administrative costs increased by $16,100 to $102,400 for the three months ended September 30, 1999, as compared to $86,300 reported for the three months ended September 30, 1998. Non-recurring legal expenses in connection with shareholder matters amounted to $7,500 for the third quarter of 1999. Depreciation and amortization costs decreased overall by $3,100 due to older equipment being fully depreciated and not replaced.

 The Company incurred an operating loss of $17,000 for the three months ended September 30, 1999 as compared to an operating loss of $42,000 for the three months ended September 30, 1998. The significant improvement is due to the Consultative group's increase in revenue for 1999 as compared to 1998.

 Interest income for the quarter ended September 30, 1999 was $2,500 compared to $13,100 of interest income recorded for the quarter ended September 30, 1998. The decrease of $10,600 is due to the reduction in the principal balance outstanding for two notes receivable in 1999. One note that was executed during 1996 in connection with the disposition of the Environmental Consulting and Engineering and Civil Engineering and Surveying Division was used to pay off a shareholder loan in January 1999. The second note was collected in January 1999. Interest expense of $800 for the three months ended September 30, 1999 was $3,500 lower than the amount reported for the second quarter of 1998 which was $4,300, due to the transactions noted above. The Company recorded a net gain of $100 for the third quarter of 1999 and $14,500 for the third quarter of 1998 on vendor trade payables and notes payable that were negotiated. Loan costs were fully amortized at the end of the second quarter of 1998, so no amounts were amortized during the third quarter of 1999 and 1998.

 The Company reported a loss before discontinued operations of $15,300 for the three months ended September 30, 1999 as compared to a loss before discontinued operations of $23,400 for the three months ended September 30, 1998. Discontinued operations for 1998 related to the products group and amounted to a loss of $100 for minor trailing expenses.

 A net loss was recorded for the third quarter ended September 30, 1999 of $15,300 which is $8,200 lower than the net loss reported for the third quarter ended September 30, 1998 of $23,500.


 Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

 Net service revenue for the Service group, which is comprised of the industrial hygiene laboratory and the health and safety consulting, for the first nine months of 1999 amounted to $856,800 which was $276,900 (47.8%) higher than the $579,900 reported for the first nine months of 1998.
 The increase is attributable to a large project begun in the fourth quarter of 1998. Consultative service revenue for the six months ended September 30, 1999 was $345,600 or 148.8% higher than the $232,200 reported for the nine months ended September 30, 1998. One customer accounted for $270,500 of the first nine months of 1999 revenue. Laboratory service revenue for the nine months ended September 30, 1999 decreased by $68,600 to $279,000 as compared to $347,600 for the nine months ended September 30, 1998. This decrease is due to reduced laboratory sample volume.

 Direct service costs increased by 46.0% or $180,300 to $572,400 for the first nine months of 1999 as compared to $392,100 reported for the first six months of 1998. The consultative group experienced higher direct service costs from the use of out-side laboratories used in conjunction with the major client project discussed above and the use of subcontractors.


 The gross profit for the nine months ended September 30, 1999 increased by $96,600, an increase of 51.5%, to $284,400 as compared to $187,800 for the nine months ended September 30, 1998. The increase is due to the major client project discussed above.

 The Company reported a 33.2% gross margin for the first nine months of 1999 as compared to a 32.4% margin for the same period in 1998. The reason for the increase in gross margin in the Services Division is due to the consultative group project discussed above.

 Percentage comparisons of gross margins reported by the company are as follows:

Period		                		Total       		 Consultative        		Laboratory
1st Nine Months 1999	     33.2%              43.3%	                12.2%
1st Nine Months 1998	     32.4%              41.1%	                26.6%

 Other operating revenue was $3,700 for the nine months ended September 30, 1999 as compared to $20,300 of revenue for the nine months ended September 30, 1998. Most of the decrease was due to refunds and reimbursements related to insurance and rent.

 Operating expenses were $31,200 lower and amounted to $316,800 for the nine months ended September 30, 1999, as compared to $348,100 reported for the nine months ended September 30, 1998. Sales and marketing expenses decreased by $18,600 which was attributable to a reduction in staff in 1998. General and administrative costs decreased by $6,400 to $275,600 for the nine months ended September 30, 1999, as compared to $282,000 reported for the nine months ended September 30, 1998. The decreased costs are attributable to salary reallocations, travel expenses incurred in connection with trying to find potential merger candidates in 1998, and an increase in maintenance costs on older equipment and leasehold improvements. Non-recurring legal expenses in connection with the financing transactions and collection of notes receivable in January 1999 amounted to $4,300 and legal expenses in connection with shareholder matters amounted to $7,500 for the first nine months of 1999. Depreciation and amortization costs decreased overall by $6,200.

 The Company incurred an operating loss of $28,800 for the nine months ended September 30, 1999 as compared to operating loss of $140,000 for the nine months ended September 30, 1998 due to the reasons discussed above.

 Interest income for the nine months ended September 30, 1999 was $6,800 compared to $40,400 of interest income recorded for the nine months ended September 30, 1998. The decrease in interest income is due to earnings from the note receivable in 1998 which was collected in January 1999. Interest expense of $4,300 for the nine months ended September 30, 1999 was $21,900 lower than the amount reported for the first nine months of 1998 which was $26,200. The decrease in interest expense is attributable to conversion of long-term debt to equity at June 30, 1998. The Company recorded a net gain of $26,300 for the nine months ended September 30, 1999 on vendor trade payables and notes payable that were negotiated as compared to $174,600 gain on vendor trade paybles and notes payable that were negotiated in 1998. Loan costs were fully amortized at the end of the second quarter of
 1998 and amounted to $9,900 in that nine month period.

 The Company broke even before discontinued operations for the nine months ended September 30, 1999 as compared to income before discontinued operations of $29,000 for the nine months ended September 30, 1998. Discontinued operations for 1998 related to the products group and amounted to a loss of $26,300. The loss before discontinued operations for the nine months ended September 30, 1999 would have been $26,300 which is $119,300 lower than the loss before discontinued operations of $145,600 for the nine months ended September 30, 1998, excluding the gain on vendor balances negotiated.

 The Company broke even for the nine-month period ended September 30, 1999 and reported net income of $2,800 for 1998.



FINANCIAL CONDITION

 The Company's financial condition slightly deteriorated during the first nine months of 1999 compared to December 31, 1998 due principally to additional accrued legal expenses and dividends for preferred stockholders. The Company had cash on hand in excess of $251,000 at September 30, 1999. The Company intends to use cash for working capital, complete its debt mediation, pursue complimentary joint ventures and potential mergers, and purchase certain equipment and personal computers.

 Working capital has decreased by $21,100 from $15,100 at December 31, 1998 to a $6,000 deficiency at September 30, 1999 due to additional accrued dividends and legal expenses. Also, approximately $5,100 of legal costs were capitalized and reported under other assets.

 Trade accounts receivable decreased approximately $17,100 to $166,000 at September 30, 1999 from $183,200 at December 31, 1998. Part of the decrease is attributable to lower laboratory revenues and collections of accounts with higher outstanding balances at December 31, 1998.




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

 In November 1998 the Company, through its wholly owned subsidiary, Azimuth, Inc. (Azimuth), entered into a strategic alliance with Enviro-Guard, Ltd. to cross sell services into the respective customer bases of each company.
 In August, 1999 Enviro-Guard, Ltd. notified the Company by letter its intent to terminate the strategic alliance agreement because of the lack of business opportunities that it has generated. In October 1999, the Company gave its consent to this termination.

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

 YEAR 2000

 Historically, certain computer programs were written using two digits rather that four to define the applicable year. Accordingly, the Company's software may recognize a date using "00" as 1900 rather than the year 2000, which could result in computer systems failures or miscalculations, commonly referred to as the Year 2000 ("Y2K") issue. The Y2K issue can arise at any point in the Company's supply, lab analysis processing, and financial applications.
 Incomplete or untimely resolution of the Y2K issue by the company, key suppliers, customers and other parties could have a material adverse effect on the company's results of operations, financial condition and cash flows.
 The Company has developed a plan to modify its information technology to recognize the Year 2000 and has, to the extent necessary, begun analyzing and converting, where necessary, its critical data processing systems.
 Since many of the Company's systems and software are relatively new, management does not expect Year 2000 issues related to its own internal systems to be significant and does not anticipate that it will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant. The Company estimates that it may have to replace three desktop personal computers used in its laboratory operations and is incorporating that plan into its capital budget. The Company initiated formal communications with certain of its significant lab equipment suppliers and service providers to determine the extent to which the Company's systems may be vulnerable to embedded technology such as microcontrollers. The Company currently expects the project to be completed in the fourth quarter of 1999 and will not exceed $10, 000 in capitalized costs. There can be no guarantee that the systems of suppliers or other companies on which the Company relies will be converted in a timely manner and will not have a material adverse effect on the Company's systems.
 To date the Company has not developed a formal contingency plan.  The
 Company believes it is taking the steps necessary regarding Year 2000 compliance with respect to matters within its control. However, no assurance can be given that the Company's systems will be made
 Year 2000 compliant in a timely manner or that the Year 2000 problem will not have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings - None

 Item 3.  Defaults upon Senior Securities

 Dividends on Preferred Shares

 The Company is in arrears for payment of dividends on its preferred stock in amount of $34,652 as of November 15, 1999. The Company continues to accrue dividends at the stated rate of $.14 per share per annum and has not paid the July 1, 1999 and October 1, 1999 required amounts of $17,326 each. The next payment of $17, 326 will be due January 1, 2000.

 Item 5.  Other Information

 Change in Auditor

The Company contacted its auditor, McGladrey & Pullen, LLC, ("McGladrey"), in May of 1999 to discuss the need to complete the audits of its financial statements for the years ended December 31, 1998, 1997 and 1996 so that it could file the required annual 10-KSB reports for those years. The Company has $37,812 outstanding in past due fees to McGladrey of which $20,657 relates to fees for the 1995 audit; $12,750 relates to accounting services in connection with due diligence services for a terminated merger and regulatory matters during 1996; and $4,405 relates to fees in connection with preliminary audit services for the 1996 calendar year performed in early 1997. The 1996 audit was not completed as the Company was experiencing severe cash flow problems.

In discussing the past due fees and the audit services, McGladrey communi-cated that it might not be possible for them to continue as auditors. Company management indicated to McGladrey that it would consider alternatives and make a decision regarding these matters.

In October 1999 the Company notified McGladrey that it had engaged the firm of Welch, Roberts & Amburn, Certified Public Accountants, LLP, to conduct the audits of its financial statements for the years ended December 31, 1998, 1997 and 1996.

In November 1999 McGladrey agreed to settle the past due fees for a lower amount.

Loss of Listing from OTC-Bulletin Board

The Company is in the process of completing the required financial statement
audits for the years ended December 31, 1998, 1997 and 1996.   The Company
intends to file required forms 10-KSB no later than November 1999 to meet the requirements of the OTC-Bulletin Board to retain is listing status.
The Company believed it had, with the prescribed grace period, until December 1999 to bring all regulatory filings current, but recently learned that the deletion from OTC-Bulletin Board will occur November 18,
 1999. The Company is contacting its Market Makers to request that they file a "piggy-back" exemption and be re-listed on OTC-Bulletin Board thirty (30) days from its deletion date. One of its Market Makers has already filed this exemption. During the thirty (30) day deletion the stock will be traded via "Pink Sheets".


Possible Amendment of Forms 10-QSB

The Company anticipates filing amended quarterly 10-QSB reports for the periods ended June 30, 1998 and September 30, 1998 as a result of proposed adjustments in connection with the audit of its financial statements for the year ended December 30, 1998, which is currently being conducted. Adjustments being considered at this time have insignificant impact on operating income (loss) for 1998. The unaudited September 1998 statements of operations and the unaudited balance sheet at December 31, 1998 reflect adjustments to those amounts previously reported.


 Item 6.  Exhibits and Reports - None



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ENVIROMETRICS, INC.

Date:  November 15, 1999                       Walter H. Elliott, III
                                               _______________________
                                               Walter H. Elliott, III

                                               President and CEO
