Form 10KSB
period 1996-12-31
ENVIROMETRICS INC /DE/
filed 2000-01-28
CIK 917253

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-KSB

               [X] ANNUAL REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal years ending December 31, 1996
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from____________ to_____________

                         Commission file number 0-23892

                              ENVIROMETRICS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                              Delaware 57-0941152
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)
                             9229 University Blvd.
                       Charleston, South Carolina 29406
              (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code (843) 553-9456

      Securities registered pursuant to Section 12(b) of the Exchange Act

         Title of Each Class Name of Each Exchange of Which Registered

                                   None None

          Securities registered pursuant to Section 12(g) of the Act::
                         Common Stock, $.001 par value
                                (Title of Class)

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes NO X

            Transitional Small Business Disclosure Format Yes NO X

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     The issuer's net revenues for its most recent fiscal year ended December 31, 1998 were $843,500. The aggregate market value of the voting stock held by non-affiliates for the issuer as of January 3, 2000 was $794,015.




                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     The number of shares outstanding of the registrant's Common Stock, $.001 Par Value, on January 3, 2000 was 3,640,880 shares.

                   Documents incorporated by reference: None

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
-------  -----------------------

GENERAL
-------
     The Company is a public holding company. It formerly had 3 operating subsidiaries: Trico Envirometrics, Inc., Envirometrics Products Company ("EPC"), and Azimuth, Inc. As a result of a "Turnaround" phase which began in 1996, it currently has one operating subsidiary: Azimuth, Incorporated ("Azimuth"). Azimuth provides the following services: industrial hygiene laboratory services; environmental health and occupational health and safety consulting; and asbestos testing services.

     On July 26, 1996 the Company entered into an agreement with its then Chief Operating Officer, the former owner of both Trico Engineering & Surveying, Inc. and Land Planning & Design, Inc. (collectively "Old Trico"), Mr. Andrew C. Gillette, to repurchase the operations of Trico Envirometrics, Inc., its then wholly owned subsidiary ("Trico"). The sale resulted from failure to achieve anticipated synergy between the Company's core operations and the Old Trico assets. The Company was not able to leverage the Old Trico assets to expand its work beyond the local area and to include environmental services successfully in its service offering. The acquisition of Old Trico from Mr. Gillette closed on November 30, 1994. During 1996 it was determined that Trico was not a cash contributor to the operations of the Company, and due to the nature of its business the Company was unable to finance Trico's trade receivables. Under the terms of Mr. Gillett's repurchase, the Company received Trico's note for $600,000, representing net advances by the Company to the former subsidiary, 45,000 shares of Envirometrics common stock, and a pledge of Mr. Gillette's Trico stock and his personal guarantee to secure repayment of the $600,000 note.

     During December 1996 the Company entered a formal "Turnaround" phase. Management analyzed all operations of the Company to determine which operations were draining cash flow. The extreme debt load (see Item 7. Financial Statements) and poor cash position required that significant steps be taken immediately. The asbestos air monitoring product business had become very competitive and profit margins had deteriorated to the point that a business decision was made to sell off this product line and mediate debt to the extent possible. The core product in this line was the 25mm air monitoring cassette and the supplier that produced the plastic cassette component of this product was owed approximately $250,000. The supplier informed the Company that it could not continue to manufacture the cassette parts if it could not be assured of payment. On April 28, 1997 the Company entered into an agreement with Multi-Metrics, Inc. for the sale of the Company's injection molds for cassette production, with the proceeds of this sale going to reduce related trade payables (see Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations).

     The  Company  had  also  developed,   demonstrated  and  commercialized  an
innovative technology for passive on-site and real-time monitoring of atmospheric hazardous and toxic chemicals for personal exposure safety. Products based upon this technology, sold under the name of the ACT Monitoring Card System ("ACT"), consisted of personal badges for specific chemicals and an electronic/optical reader. These products were used to measure chemicals in a variety of industrial (chemical, pulp and paper, petrochemical, semiconductor, etc.) and commercial (hospitals, etc.) environments.

     In its prior effort to commercialize ACT, the Company had signed a definitive Master Distribution Agreement with Zellweger Analytics, Inc. ("Zellweger") in January 1996. This agreement (the "Zellweger Agreement") gave Zellweger exclusive worldwide distribution rights to ACT. Zellweger is a division of Zellweger Luwa Organisation, a major world-wide Swiss supplier of environmental and pollution monitoring systems.

     The initial term of the Zellweger Agreement was for two (2) years beginning in January 1996. The Zellweger Agreement was to automatically renew at the end of such two-year period, but only on terms and conditions mutually acceptable to both parties. Although it was not obligated to meet any sales targets, Zellweger forecasted minimum purchases of $675,000 in 1996 and $2,058,000 in 1997. Zellweger advanced purchase deposits to the Company based on its forecast of purchases.

     Zellweger produced actual sales in 1996 of $180,150 in comparison to $482,693 of direct sales produced by the Company in 1995. Zellweger submitted a revised forecast for 1997 of $191,812. Envirometrics considered this forecast to be unacceptable based on 1995 sales and the perceived potential for the product. Upon notifying Zellweger of its refusal to accept the 1997 forecast, Zellweger canceled the contract on January 13, 1997 and demanded repayment of the prepaid purchase deposits of $494,849 advanced to the Company. Unable to reach an acceptable resolution, the Company notified Zellweger on March 12, 1997 that it had also terminated the contract and commenced notifying all ACT customers that Zellweger was no longer the exclusive distributor of ACT.

     On November 14, 1997, the Company sold the ACT technology to Zellweger in a settlement of the Master Distribution Agreement disputes (see Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations).

     In 1998 the Company ceased operation of its environmental products businesses. In addition to ACT, this business had encompassed sales of many varieties of equipment and supplies, primarily for asbestos monitoring, surveying and abatement services, including standard air sampling cassettes and its patented Bellmouth cassette which could be utilized for sampling atmospheric lead, asbestos and other ceramic or man-made vitreous fibers. The Company also sold and distributed asbestos sampling products under its own trade name, "Asbestos Analytics", as well as those of other manufacturers with whom it had distributorship agreements.

     The Company's only current operating subsidiary, Azimuth, operates a fully accredited Industrial Hygiene ("IH") laboratory, certified by the American Industry Hygiene Association ("AIHA"), to perform analyses of air samples for asbestos, metals and organic vapors. Azimuth also provides related consulting services to its clients.

     The Company's first steps to exit the "Turnaround" phase focus on increasing the revenue of Azimuth. The increase in revenue is predicated on changing the Azimuth service offering from mainly Industrial Hygiene Services to broader based Safety Services (see "Company Services--Consultative Services"), and cultivating the rising emphasis placed on Indoor Air Quality (see "Industry Overview"). Management and the Board of Directors agree that, with the small existing revenue base currently generated from Azimuth, sizable growth must come from a merger and acquisition strategy. The Company's ongoing process of attempting to continue financial stabilization through internal growth, as part of its first steps in exiting the "Turnaround" phase, is expected to expedite the Company's merger and acquisition strategy. Any merger and acquisition activity is anticipated to bring further dilution to the shareholders of the Company. In addition, as part of exiting the "Turnaround" phase, in January 1999, the Company was able to obtain prepayment of the purchase price for the sale of Trico, evidenced by a promissory note bearing $600,000 principal, for a cash payment of $260,000 (current balance at the time of sale was $364,400), which payment was applied to working capital for further debt mediation and rebuilding of operations.

Historical Background
---------------------
     The consultative and laboratory services now conducted by Azimuth were begun in 1984 as an asbestos consulting partnership founded by Mr. Richard D. Bennett, CIH, current President of Azimuth, and Charles E. Feigley, Ph.D., CIH, a current Director . Between 1987 and 1989, the Azimuth laboratory evolved from an asbestos laboratory to a fully accredited AIHA Industrial Hygiene laboratory for testing asbestos, metals and organic vapors (e.g., solvents) and capable of analyzing air samples taken to evaluate worker exposure to toxic chemicals. The Company believes that such accreditation provides it with a significant advantage in light of more stringent, costly and time consuming accreditation procedures now applicable to existing and potential competitors seeking industrial hygiene accreditation for their laboratories.

     With an accredited laboratory, the Company was able to expand its services into the area of industrial hygiene and diversify from its earlier focus on purely asbestos consulting. In 1988, the Company obtained a contract from the National Cancer Institute in which Azimuth evaluated levels of exposure to formaldehyde in the embalming and mortician fields. This project terminated in 1990.

     In 1989, the Company entered into an agreement with Palmetto Hospital Trust ("PHT") to conduct annual surveys and manage worker exposure to a comprehensive range of workplace industrial hygiene and safety matters. PHT is the general agent for stop-loss/workers' compensation insurance for its 72-member hospitals and long-term care facilities. The Company continues to provide these services to PHT. On September 4, 1997 the Company entered into a Strategic Alliance with PHT Services, Ltd.("PHTS"). PHTS grew out of PHT and was created to broker services to the members of PHT. Under the terms of this Agreement, PHTS will actively market the services of Azimuth to the members of PHT and in return will receive 10% of the gross revenue from contracts it obtains from its members less subcontracted expenses.

     On May 10, 1991 the Company was incorporated in Delaware for the purpose of consolidating the operations of Azimuth and certain of its former environmental products businesses and acquiring the assets of four general partnerships which were then leasing real estate and laboratory and other equipment to Azimuth and the products businesses. The acquisition was accomplished pursuant to an agreement dated November 15, 1991, at which time the Company also acquired the assets of the four partnerships by the assumption of existing mortgage and installment notes and by the issuance of subordinated notes to the partners. The partners of these partnerships were also shareholders in Azimuth and Envirometrics, Inc.

     In September 1991, the Company began to manufacture and sell ACT cards and in August 1992 acquired a license to manufacture and sell electronic card readers. These items provided a convenient monitoring system for personal exposure to hazardous chemicals. The Company manufactured the ACT cards under a proprietary process and had an exclusive worldwide license to manufacture and sell readers with the ACT cards.

     On April 27, 1993, the Company was issued a patent on its Bellmouth cassette. Sales of the Bellmouth cassette effectively began in 1994, and the Company received approval for this product from the relevant Federal agencies (OSHA, EPA and NIOSH).

     On November 30, 1994, the Company acquired substantially all the operating assets of Old Trico. These businesses specialized in engineering, surveying, landscape architecture, tank management, RCRA/CERCLA site management and Phase I and II environmental services. This acquisition was intended to enable the Company to make available from one source a more complete line of environmental consulting and professional engineering services. On July 26, 1996 the Company sold the Old Trico businesses that it had operated as Trico (see "General", above).

     On August 8, 1995, the Company acquired certain operating assets, including cassette injection molds, of the Corning Costar Nucleopore Air Monitoring Division, which assets (and others of its former environmental products businesses) were sold on April 28, 1997 to Multi-Metrics, Inc. As part of this sale, Multi-Metrics agreed to sell the non-cassette inventory of this business for the Company on a consignment basis. This sale was prompted by the need to reduce debt and cut unprofitable business lines as a part of the "Turnaround".

     In January 1996 the Company signed the Zellweger Agreement pursuant to which Zellweger was granted the exclusive marketing rights worldwide for the

Company's proprietary ACT technology. On November 14, 1997, to terminate and settle the Zellweger Agreement: the Company sold ACT to Zellweger for $344,849, which the Company used to repay certain prepaid purchase deposits made by Zellweger under the Zellweger Agreement; Zellweger exchanged, $140,000 of additional prepaid purchase deposits for the Company's issuance to Zellweger of 70,000 shares of Series A Preferred Stock; and the Company made a cash payment to Zellweger of $10,000.

     In 1996 the Company entered into a "Turnaround" phase. The major components of this "Turnaround" strategy included: salary cuts of 5% to 30% that spanned all levels of employees from management to hourly employees, with the highest paid employees taking the largest percentage cut; the sale of Trico back to the original owner in July 1996, thus eliminating a cash intensive, marginally profitable subsidiary; in December 1996 all of the Company's real property was sold to retire the mortgage with Bank of America (formerly NationsBank), which was due to mature in early 1997, and a $100,000 operating loan made by a former Director; in April 1997 the Company sold its air monitoring cassette molds to Multi-Metrics, Inc. with the proceeds used to retire approximately 50% of a trade payable owed to Precision Southeast, Inc., the former molder of the Company's cassettes; and in November 1997 the Company entered into a settlement of the Zellweger Agreement, retiring in excess of $490,000 in debt and avoiding the potential of a costly legal confrontation. During the twelve month period ending 1998, trade payables were mediated and a gain of $325,900 was realized for financial reporting purposes. On June 29, 1998, Company's secured creditors converted $546,500 of outstanding indebtedness to an aggregate of 281,268 shares of Series B and C Preferred Stock of the Company. As a result of this debt conversion, certain notes receivable in favor of the Company, which had been held as collateral for these creditors were released, payments were made to the Company and the proceeds were used for needed operating capital (see Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations).

Industry Overview
-----------------
     The occupational health and safety industry (the "Industry") represents the convergence of safety and industrial hygiene, both of which consist of professionals and product manufacturers specializing in the recognition, evaluation and control of hazardous chemical, physical and biological agents in or around the workplace. The Company's principal areas of focus for provision of these services are Industrial Hygiene Consulting, Industrial Hygiene Laboratory Services, Occupational Safety and Health consulting, and Indoor Air Quality.

        Occupational Health and Safety
        ------------------------------
     The occupational health and safety segment of the Industry has traditionally been the domain of the certified industrial hygienist (the "CIH") and the certified safety professional (the "CSP"). The CIH is an expert in the recognition, evaluation and control of hazardous chemicals and physical and biological agents in the work place. The Company also employs CSP's to assist with determining OSHA regulation compliance and identifying potential liability resulting from non-compliance. The Company has a multi-disciplinary program
called   Occupational   HealthGuard   that   combines  all  of  the   Company's
environmental health and occupational health and safety consulting and laboratory services. This program involves performing OSHA/EPA compliance Strategic Diagnostic Review ("SDR") assessments for the OSHA and/or the EPA component. The Company uses this proprietary SDR process to enable clients to identify problem areas, rank the importance of such non-compliance areas, quantify exposure and implement appropriate action plans for remediation.

        Indoor Air Quality
        ------------------
     This segment includes the testing, remediation and control of indoor air pollutants and is also serviced by the CIH, reflecting the demand for consulting and analytical services as well as indoor environmental monitors. This area of the market is experiencing considerable attention as occupants of buildings are becoming more attuned to the potential for contaminants adversely affecting health. For example, the Company began a large project in December 1998, which was completed in July 1999, involving mold contamination in a public school. The Company acted in a project management capacity and the reaction to this growing problem is exemplified in the requirement for evacuation of the occupants and complete facility wide abatement of the contamination under strict containment conditions.

        Factors Affecting the Industry
        ------------------------------
     Governmental Regulation. Governmental regulation is a key factor affecting the development of the Industry. The two principal regulatory agencies are OSHA and the EPA. These agencies complement each other, as OSHA is concerned with the worker and the environment within a corporate facility, and the EPA is concerned with the general public and the environment generally outside a corporate facility. OSHA regulations have established permissible exposure limits over an eight-hour period as well as short-term exposure limits in fifteen minute intervals for certain specified types of hazardous or toxic chemicals.

     Rising Legal/Criminal Liability Risk and Penalties. Many violations that formerly involved only civil penalties for violation of environmental regulations applicable to the Industry, now carry potential criminal liability. The language in the Clean Air Act, the Clean Water Act, the Resource
Conservation and Recovery Act (RCRA), the Oil Pollution Act, the Pollution Prosecution Act of 1990, and the U.S. Sentencing Commission Guidelines Manual are exposing corporations and their personnel to significantly increased fines and criminal sanctions. The referral of criminal cases by the EPA to the Department of Justice has significantly increased since 1993, and the number of criminal cases prosecuted and the number of cases ending in convictions have also significantly increased in that time period.

Company Services
----------------

        Laboratory Services
        -------------------
     The Company's certified industrial hygiene laboratory, operated by its Azimuth subsidiary, is one of approximately 130 AIHA fee for service laboratories in the United States. This laboratory services clients on a nation-wide basis, but the majority of its clients are located primarily in the southeastern part of the United States. The synergy of a full service laboratory is consistent with the Company's overall strategic plan, supports the Company's Occupational HealthGuard and consulting programs, and facilitates immediate market expansion through increased services to existing industrial hygiene customers. The market for industrial hygiene analyses includes architects/engineers, environmental consultants, industrial hygienists, safety professionals, manufacturing companies in the private sector and governmental agencies, such as the Department of Energy, Department of Defense, Federal, state and local government agencies.

     The Company's laboratory is accredited by the American Industrial Hygiene Association. The Company's laboratory has also received accreditation under the AIHA, Environmental Lead Laboratory Accreditation Program, New York State Dept. of Health accreditation for Lead and other metals in non-potable water, air and emissions, and solid and hazardous waste.

     Industrial hygiene laboratory services involve the analyses of air samples taken to evaluate worker exposure to hazardous or toxic chemicals. The samples are called "air samples", but the media analyzed is not air. Rather, analyzing devices extract particles of the chemical from the air. These devices are called sampling media and consist of filters, sorbent tubes, liquids, cassettes or other specialty sampling devices. The sampling media and instrumentation used by the industrial hygienist depend on the type of chemical being tested. An industrial hygienist is primarily concerned with airborne chemicals, respirable particulates, metals including lead, and organic vapor (i.e. vapor containing carbon and hydrogen).

     The Laboratory is a leading provider of lead analytical services, and was one of the first industrial hygiene laboratories in the nation to receive accreditation under the AIHA/EPA Environmental Lead Laboratory Accreditation Program (ELLAP).

     The Company, through its laboratory, provides laboratory services for Housing Environmental Services (HES), a major, national consultant in Cambridge, Massachusetts. HES provides lead based paint assessment to housing authorities in accordance with HUD guidelines.

        Consultative Services
        ---------------------
         Consultative services are grouped into five categories:

     - Safety Consulting Services - involves program development for fire, electrical and process safety and OSHA compliance;

     - Industrial Hygiene Consulting Services - involves on-site audit and assessment surveys for compliance with OSHA standards in the areas of indoor air quality and worker exposure to toxic chemicals and metals; and other physical health hazards;

     - Asbestos and Lead Consulting Services - includes hazard assessments (surveys, sampling and analyses), design engineering, project management for abatement and removal of asbestos or lead; and

     - Training - involves the establishment of programs and subsequent delivery of safety, asbestos, lead and industrial hygiene, and OSHA and EPA compliance training.

     The Company's Occupational HealthGuard service is a multi-disciplinary program that combines all of the Company's environmental health and occupational health and safety consulting and laboratory services. This program involves performing OSHA/EPA compliance SDR assessments for the OSHA and/or the EPA component, together with a comprehensive range of corrective action, training and on-going monitoring services. The review is conducted by a two-to-three person team of Company environmental and occupational safety and health professionals. Depending upon the size and complexity of the assignment, such a review costs between $3,000 and $5,000 per day, plus expenses, and takes one to two days of on-site work to complete. The work product from this effort consists of a written report to the customer that lists and prioritizes non-compliance findings and delineates a custom designed, cost effective, corrective action plan. The corrective action plan is then implemented by the customer utilizing its own internal technical resources, the Occupational HealthGuard technical professionals, or a combination thereof. The efficacy of the corrective action and the status of on-going compliance are then evaluated through a quarterly, semi-annual or annual compliance audit.

     Asbestos consulting services had been performed by Azimuth's field operators until 1996, when it made a transition to providing these services through subcontractors. Through the subcontractor, the Company continues to offer these services including both asbestos and lead services inclusive of building surveys, operations and maintenance plan development, removal cost estimates, removal specifications, project management, and on-site air sampling and analysis for abatement projects. The Company has relationships with three individuals, two who were former employees of the Company, which act as subcontractors providing Asbestos consultative services. Two of these providers operate under an oral agreement and the other under a written subcontractor agreement.

     In October 1999 the Company implemented a plan to change the focus of its service offering from mainly Industrial Hygiene Services to an emphasis on expanded Safety Services. Safety Services are specialty consulting and on-site training products which assist clients to set goals and achieve reductions in frequency and severity of accidental losses through the process of identifying and controlling harmful employee behavior and hazardous conditions in the workplace. Safety Services, when properly implemented, assist clients achieve compliance with regulatory requirements established by state and Federal OSHA, transportation, and environmental agencies. Management believes that Safety Services represent a broader need within the industry, especially for employers having between 50 and 150 employees. This industry segment makes up the greater percentage of the market potential for the services of the Company and comprises the segment in which the Company is focusing its greatest sales effort. It is Management's belief, based on market trends, that leading with Safety Services establishes a customer relationship that allows other services, i.e. Industrial Hygiene Services and Environmental Services, to be sold to the same customer.

Former Company Products
-----------------------

        ACT Cards and Electronic Card Readers
        -------------------------------------
     Prior to November 1997, when the ACT card business was sold to Zellweger, the Company manufactured, sold and distributed ACT cards and sold and distributed electronic card readers through its environmental products subsidiary. In 1996 the Company distributed this product line through Zellweger under the terms of the Zellweger Agreement. The terms of this agreement gave Zellweger exclusive world-wide distributor rights to the ACT cards and electronic card readers. The ACT cards and readers provided a chemical-free, on-site monitoring system for measuring personal exposure to hazardous chemicals in a variety of industrial and medical environments. See "General" and "Historical Background", above, for information concerning the Company's relationship with Zellweger.

     The ACT cards (sometimes referred to as badges) could be worn by all, or certain designated personnel within a selected area. The ACT cards were able to detect specified levels of formaldehyde, hydrogen sulfide, sulfur dioxide, methyl ethyl ketone, ammonia, chlorine, nitrogen dioxide, ethylene oxide, carbon monoxide and glutaraldehyde in the air. These toxic and hazardous chemicals exist in many industrial and healthcare environments.

     Using passive diffusion and colorimetric chemistry, the Company's ACT cards provided both visual indicators, through color changes, and quantitative readings of air levels of exposure to hazardous or toxic chemicals.

     On March 26, 1992 the Company entered into an agreement, which was also amended in 1996, with Computer Control Corporation ("CCC") of Pompton Plains, New Jersey, to develop the electronic card reader for quantitative ACT cards. Under the agreement, CCC granted to the Company an exclusive world-wide license to manufacture and sell in perpetuity electronic card readers for use with ACT cards; provided, that CCC retained the non-exclusive right to manufacture and sell electronic card readers to the Company. On August 25, 1997 the Company received notice from CCC that it was canceling the 1992 Agreement and amended 1996 Agreement because of failure by the Company to cure certain defaults. Cash flow problems and the sale of ACT to Zellweger prevented the Company from curing the defaults.

        Air Sampling Cassettes and Industrial Hygiene Supplies
        ------------------------------------------------------
     The Company's former environmental products business manufactured and marketed air sampling cassettes, including its patented Bellmouth cassette, for the monitoring of levels of asbestos and certain metals and fibers in the air. It also sold and distributed a diversified line of equipment and supplies for the industrial hygiene and occupational health and safety consultant and laboratory markets. On April 28, 1997, the Company sold the principal operating assets of the environmental products business. See "General" and "Historical Background", above, for information concerning this sale.

Intellectual Property
---------------------

        Patents and Licenses
        --------------------
     The Company's only patent was issued on April 27, 1993 covering the Bellmouth cassette technology. This cassette technology, including patent rights was sold to Multi-Metrics, Inc. in 1997. See "General" and "Historical Background".

     The Company manufactured its ACT cards under proprietary chemistry. The Company had negotiated a revised employment agreement with each of its two chemists to include a base salary and a royalty equal to 2.5% of annual gross sales of all ACT cards and a cash bonus of $5,000 for each new card that was developed. The initial term of the employment agreement was to extend until December 31, 2000 with two year automatic renewals at the end of the first term. On October 20, 1997 the Company signed a Mutual Release of Claims Agreement to supersede the Employment, Royalty and Non-disclosure Agreement dated May 15, 1996. The Mutual Release Agreement released the chemists from employment and released the Company from its obligations under their employment agreement.

     On March 26, 1992, the Company entered into an agreement with CCC for the development of the electronic card readers. Under such agreement, the Company
(i) advanced $30,000 to CCC, (ii) agreed to reimburse CCC for up to $5,000 of expenses incurred in prosecuting any letters patent in respect to such electronic card reader, and (iii) agreed to pay CCC a royalty equal to 3% of net sales of all ACT cards using the ACT electronic card readers for a period of five years from February 2, 1993 (the date of the first sale of an ACT card reader), subject to minimum annual royalties to CCC of $25,000 and $30,000 per annum for the first and second years of the five-year period, respectively. In addition, the Company agreed to pay CCC a royalty equal to 10% of all net proceeds received by the Company from the sale or rental of ACT card readers for a period of five years, subject to extending the period of payment of such royalty to the life of any patents which CCC may obtain during the initial five year period.

     Under the agreement, CCC granted to the Company an exclusive world-wide license to manufacture and sell in perpetuity electronic card readers for use with ACT cards; provided, that CCC retained the non-exclusive right to manufacture and sell electronic card readers to the Company. The Company was prohibited from sublicensing or assigning the license to any third party without CCC's consent. All technology developed under the agreement was the sole property of CCC; provided that CCC must disclose to the Company (and may not disclose to any third party other than the Company) all technical know-how, trade secrets and other proprietary information which was required in order to manufacture the electronic card readers.

     On June 18, 1996 CCC and the Company amended the 1992 Agreement. In this amendment CCC addressed certain defaults of the Company and dates in which those defaults must be cured. The defaults were failure by the Company to make certain payments due to CCC under the terms of the 1992 Agreement. The 1996 amendment extended the Monitor and Reader Royalty Period that was due to expire in 1997 until June 30, 2000. On July 17, 1997 CCC noticed the Company again that it had defaulted under the terms of the 1992 and 1996 amended Agreement. The Company had cured some of the stated defaults in the 1996 amendment, but because of cash flow problems were unable to cure all defaults. On August 25, 1997 the Company received notice from CCC that it was canceling the 1992 and amended 1996 Agreement and pursuing all remedies available to it under the Agreements. On April 9, 1998 the Company and CCC signed a Mutual Settlement and Release in which the Company conveyed to CCC 31,713 shares of its common stock in lieu of the $31,712 of outstanding royalties owed CCC. None of this technology was conveyed to Zellweger in the sale of ACT in 1997.

        Trademarks and Trade Names
        --------------------------
     AirChem Technologies ("ACT")and the ACT logo were registered trademarks of the Company's Envirometrics Products Company subsidiary. Under the purchase agreement with Zellweger, these trademarks were sold as apart of the asset purchase.

     Azimuth and Occupational Healthguard are registered service marks of Azimuth. Asbestos Analytics is a registered trademark of Envirometrics Products Company. "Envirometrics" is a registered servicemark with the State of South Carolina.

Former Manufacturing
--------------------
     The company manufactured and assembled air sampling cassettes, in both standard 25mm and 37mm sizes and its patented Bellmouth cassette at a 4,800 square foot leased facility (see ITEM 2. DESCRIPTION OF PROPERTIES) in Summerville, South Carolina, and manufactured the ACT cards at a 1,200 square foot leased facility in Raleigh, North Carolina. Under the terms of settlement with the chemists employed to manufacture the ACT cards, the lease of the 1,200 square foot facility in Raleigh, NC was assumed by the chemists. Under the terms of the previously discussed asset purchase agreements by Zellweger Analytics, Inc. and Multi-Metrics, Inc. the Company no longer manufactures or sells these products. ACT card readers were produced exclusively for the Company by CCC under a manufacturing requirements agreement until August 25, 1997 when CCC canceled the agreement because of failure by the Company to cure certain defaults. For terms of settlement with CCC see "Intellectual Property" above.

Sales and Marketing
-------------------
     The Company's laboratory services are marketed through telemarketing efforts and by attending local and national Industrial Hygiene and Safety trade conferences.

     As the Company exits the "Turnaround" phase, emphasis has been placed on internal growth of the consultative services in the state of South Carolina. In South Carolina there exists an industrial corridor that geographically extends along Interstate 85 that crosses the northern quadrant of the state. The Company has never had an office or a presence in this area. In October 1999 a sales representative domiciled in this corridor was hired to make direct sales calls in this geographic area.

     The Company has determined that employers having from 50 to 150 employees typically do not have the internal resources to comply with OSHA and EPA regulations and have the greatest need to secure outside services. This is the target market to which the Company is directing its sales focus for growth of Azimuth sales.

     Management has evaluated a strategy to increase its revenue per customer. It has determined that by offering Safety Services, a greater potential exists to generate higher sales per customer and allow for the integration of other Company service offerings, i.e. Industrial Hygiene and Environmental Services. This shift in marketing strategy is anticipated to generate higher revenues per customer in the future.

EMPLOYEES
---------
     Presently the Company has a total of 13 employees down from 95 in 1996. The number of employees at December 31 of each fiscal year was as follows:

 Year    Total   Parent  Lab & Consultative   Products   Engineering
 ----    -----   ------  ------------------   --------   -----------
 1996      95       9           21                30          35
 ----    -----   ------  ------------------   --------   -----------
 1997      21       6           11                 4
 ----    -----   ------  ------------------   --------   -----------
 1998      15       2           13
 ----    -----   ------  ------------------   --------   -----------

     None of the Company's employees are represented by a labor organization. The Company considers its relations with employees to be satisfactory.

     The Company utilizes the services of three subcontractors in the provision of Asbestos Consultative services (see "Company Services--Consultative Services" above).

 Insurance
 ---------
     The Company presently maintains insurance as required by law (e.g., workers' compensation insurance), and liability insurance in respect to hazards on the Company's business premises. The Company continues to carry product liability insurance for its former products, generally providing for coverage of $1.0 million for each occurrence or project, plus a $3.0 million umbrella liability insurance policy that also covers product liability claims. In addition, the Company maintains up to $1.0 million of errors and omissions insurance for consultative services. The Company believes that such insurance is adequate to cover potential claims relating to its past and existing business activities. To date, its claims history has been minimal.

Competition
-----------
     Technological competition from other and longer established environmental and industrial hygiene companies is significant and expected to increase. Cut backs in the early 1990's of large Occupational Health and Safety corporate staffs have resulted in a fragmentation of the Industry through the entry of such released personnel into private consulting practice. The Company believes that environmental and industrial hygiene laboratories and consulting firms will compete intensely to maintain or improve their revenue levels and market shares. The Company's competitors have, or are developing, consulting and laboratory services similar to the Company's current service line. Most of these companies have substantially greater capital resources than the Company and can be expected to be long-term competitors.

     The Company believes that its primary market competition for environmental consulting and laboratory services comes from the General Engineering Laboratory division of Coastal Marine Trading Company, Clayton Environmental Consultants, Inc., Dames and Moore, Inc., Schneider Laboratory and Data Chem Laboratories. The Company believes that its laboratory services benefit from its full service orientation, its technical understanding of its related consulting services and the reputation of the Company founder, Richard D. Bennett, CIH.

Post "Turnaround" Phase
-----------------------
     During 1996 the Company entered a formal "Turnaround" phase as a result of the critical financial condition that the Company was then facing. Management analyzed all operations of the Company to determine which operations were draining cash flow. The extreme debt load (see Item 7. Financial Statements) and poor cash position required that significant steps be taken immediately. The Company embarked on a plan to mediate debt through the sale of real estate, sale of other Company assets and negotiation with vendors. The result is that the Company has reduced its debt load from $3,203,600 at December 31, 1995 to $477,200 at December 31, 1999.

     The Company has now turned its attention to moving out of the "Turnaround" phase. Management has devised a plan to accomplish this exit in two steps. Step One will focus on the internal growth of Azimuth and Step Two will focus on the development and implementation of a merger and acquisition strategy.

     Step One. In October 1999, Azimuth changed its service provision to shift more focus to broader Safety Services offerings. This change is expected to expand the customer base by offering a wider range of services and by leading the sales process with Safety Services. Once a customer relationship is established with Safety Services, it is expected to allow for the sale of other service offerings, resulting in a higher revenue base per customer and ultimately an internal growth in revenue. In October 1999, Azimuth hired a sales representative to increase the visibility of Azimuth in the strong industrial base along the Interstate 85 corridor located in the upper quadrant of South Carolina. The combination of the change in service offering focus and the hiring of an additional sales representative in a strong industrialized area is expected to produce an increase in revenue for Azimuth.

     Step Two. The Company and its management agree that any appreciable growth in revenue will only result through a strategy of mergers and/or acquisitions or other consolidation with other service providers operating in the Company's fragmented industry. The Company doesn't compete in a market that lends itself to quick internal growth; therefore, substantial increases in revenues must come from a roll-up of other synergistic companies. The occupational health and safety consulting segment of the Industry is very fragmented and lends itself to a roll-up strategy model. The Company is in the midst of developing its merger and acquisition strategy. Although the Company is not currently a party to any binding agreements with respect to any specific targets in the implementation of this strategy, a broad profile of target companies around which this plan will be developed consists of the following:

     1. Companies that are operating profitably.

     2. Companies that have depth of personnel with the requisite experience to fill needs in the Company's expanding service offerings.

     3. Companies that are strategically and geographically located in the Eastern United States .

     4. Companies whose principals have the potential to fill senior corporate positions with the Company as the need develops.

     Management believes that an important first step in the post "Turnaround" phase is Step One. The execution of Step One further stabilizes the Company financially and brings credibility to the merger and acquisition strategy described in Step Two. Steps One and Two will be executed concurrently, but the Company expects Step One to take the highest priority through June 2001.

ITEM 2.  DESCRIPTION OF PROPERTIES
----------------------------------

     The following table sets forth information as to each of the principal real properties owned or leased by the Company as of December 31, 1996, and the current ownership lease status of that property. No other properties have been purchased or leased since December 31, 1996.


 Location & Use       Title/Lessor     Expiration    Annual    Square      Lien
 --------------       ------------        Date       Rental      Ft       Holder
                                          ----       ------      --       ------

4055 Faber Place Dr.  LPC of SC.,Inc.   1/31/99    $133,018    9,094        N/A
SUITE 201               Expired &
Charleston, SC  29405  not Renewed

1019 BANKTON DRIVE    SOLD                N/A          N/A     7,680        N/A
CHARLESTON, SC        12/96                                     1.14 acres
(Manufacturing, distribution
and warehouse)

9229 UNIVERSITY BLVD   SOLD 12/96 &    12/30/01     $66,271    6,694        N/A
Charleston, SC         Leased back
(Corporate offices,    James W. Miller
Consulting offices
& Laboratory)

1018-E Morrisville Pkwy   Reba H.      4/30/97      $10,825    1,732        N/A
Raleigh, NC               Wilkinson
(Research, Development    Expired
and production facility
for Act Monitoring Card System(TM))

OakBrook Center          Nicholas &    8/14/97       $19,200   4,800        N/A
10040 Dorchester Rd.    Thalia Pavlatos
SUMMERVILLE, SC 29485   Expired

     All leases are on a "net, net" basis which requires the Company to pay its pro-rata share of all utilities, heat, air conditioning, taxes and other charges assessed against the leased premises. Annual rental figures shown exclude sales taxes, if any.

     The Company believes that its facilities are adequate for its current and anticipated requirements for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------
     The Company currently has no legal proceedings pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     In November 1996, Mr. Richard Bennett resigned as President and CEO. Because of the financial difficulty that the Company was facing the Board of Directors directed the new President and CEO to develop and implement a "Turnaround" plan. Because the cash position of the Company was severely deteriorated, past audit fees were not paid to the auditor, as well as other vendors. This non-payment created a delay in performing the annual audits for 1996-98. Because no audits were completed, no 10KSB's were filed and no annual meetings of shareholders were conducted. As a result, there have been no matters submitted for vote to the security holders since 1995.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS
------------------------------------------------------------------

     The Company's Common Stock has been publicly traded separately and was initially quoted on the Nasdaq Smallcap Market ("Nasdaq") under the symbol "EVRM" on August 12, 1994. Upon the divestiture of the Trico subsidiary the Company fell below the listing requirements of Nasdaq. On December 3, 1996, the Company's common stock and warrants were delisted from The Nasdaq SmallCap Market and were subsequently traded on Over the Counter Bulletin Board. On January 4, 1999, the Securities and Exchange Commission (SEC) approved amendments to NASD Rules 6530 and 6540 to limit quotations on the OTC Bulletin Board ("OTCBB") to the securities of companies that report their current financial information to the SEC. On November 18, 1999, the Company's common stock and warrants were delisted from the OTCBB because of failure to have the required SEC periodic filings submitted by that date. Price Quotations for the Company's common stock are currently listed on the National Bureau of Quotation's Electronic Pink Sheets (the "Pink Sheets"). It is expected that once the Company has become current with filing its period filings with the SEC, the necessary number of market makers will re-file the appropriate forms with the OTCBB to permit the Company's common stock to be re-listed on OTCBB.

     On December 31, 1999 there were approximately 453 shareholders of record of the Company's common stock, based on information provided by the Company's transfer agent. The Company also has warrants, each to purchase one share of Common Stock (the "Warrants"), which were previously quoted on OTCBB under the symbol "EVRMW". On December 31, 1999, there were approximately 244 holders of record of the Warrants, based on information provided by the Company's transfer agent.

     On April 15, 1999 the Company amended its Warrant Agreement to extend the expiration date of the Warrants from April 29, 1999 until April 30, 2001. This extension was executed to permit the Company to retain the ability to obtain additional capital without incurring the expense and experiencing the delays inherent in either a secondary public offering or a private placement of securities.

Price Range of Outstanding Common Stock
---------------------------------------
     The following table sets forth the high and low bid prices for the Common Stock as reported in the trading media and for the periods reflected above for each fiscal quarter commencing January 1996 through December 31, 1998. The quotations listed below reflect inter-dealer prices, without retail mark-up, mark-down on commission and do not necessarily represent actual transactions.


       1996              HIGH        LOW
       ----              ----        ---
    First Quarter         2.7344      1.5
    Second Quarter        2.375       1.1875
    Third Quarter         1.375       0.75
    Fourth Quarter        1.125       0.1875

      1997
      ----
    First Quarter         0.375       0.187
    Second Quarter        0.593       0.031
    Third Quarter         0.125       0.031
    Fourth Quarter        0.156       0.020

      1998
      ----
    First Quarter         1.250       0.02
    Second Quarter        0.812       0.25
    Third Quarter         0.625       0.125
    Fourth Quarter        0.437       0.062

     On December 30, 1999, the last sale price of a share of Common Stock as reported in the Pink Sheets was $0.025.

DIVIDENDS
---------
     The Company has never paid dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. For the foreseeable future any future earnings or funds otherwise available, if any, for the payment of dividends will be used to pay dividends on the outstanding Preferred Stock (see Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations) or for reinvestment in the Company's business. Any future determination to pay cash dividends on the Common Stock will be at the discretion of the Board of Directors and will reflect such other factors (including contractual requirements) as the Board of Directors deems relevant.

     The Company was in arrears for payment of dividends of its Preferred Stock in the approximate amount of $19,700 at December 31, 1998 ($34,700 at December 14, 1999). In addition, under the terms of the Preferred Stock, the holder can "put" outstanding shares of Preferred Stock back to the Company for repurchase. As discussed in the financial statements, "put" obligations for 1999 through

2003 range from $35,000 to $89,000 annually. The Company will not be able to meet these obligations if its current revenue trends continue.

ITEM 6. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Form 10-KSB.

General Overview
----------------
     As discussed earlier, the Company formerly had 3 operating subsidiaries. As a result of a "Turnaround" phase which began in 1996, it currently has one operating subsidiary, Azimuth, Incorporated, which provides the following services: industrial hygiene laboratory services; environmental health and occupational health and safety consulting; and asbestos services. Azimuth operates a fully accredited Industrial Hygiene ("IH") laboratory, certified by the American Industry Hygiene Association ("AIHA"), to perform analyses of air samples for asbestos, metals and organic vapors. In October 1999, Azimuth changed its service offering to put more focus on broader Safety Services. See
Item 1. Description of Business -"General" and "Historical Background".

     Pursuant to authority expressly granted to and vested in the Board of Directors by the Certificate of Incorporation, in connection with effecting the mediation of outstanding obligations of the Company, the Board ratified the creation and issuance of the following Series (the "Series") of Preferred Stock (the "Preferred Stock") and Classes of each such Series (the "Classes") to Company creditors, all of which are currently issued and outstanding and non-voting.

     1. Shares of Preferred Stock designated "Series A Preferred Stock", to consist of 70,000 shares divided into four Classes as follows:

         Class 1                              17,500 Shares
         Class 2                              17,500 Shares
         Class 3                              17,500 Shares
         Class 4                              17,500 Shares

     No dividends will be paid on the Series A Preferred Stock, and the Series A Preferred Stock is convertible at the ratio of one such share for three shares of Company Common Stock. All shares of Series A Preferred Stock can be "put" back to the Company by holders, at $2.00 per share, on the following schedule:

               Class 1                  -             From December 31, 1999 to
                                                      December 31, 2003;
               Class 2                  -             From December  31, 2000 to
                                                      December 31, 2003;
               Class 3                  -             From December 31, 2001 to
                                                      December 31, 2003; and
               Class 4                  -             From December 31, 2002 to
                                                      December 31, 2003.

     Any shares of Series A Preferred Stock that are neither converted nor put to the Company on or prior to December 31, 2003, shall at that time lose all such conversion and redemption rights.

     2. Shares of Preferred Stock designated "Series B Preferred Stock," to consist of 208,640 shares divided into five Classes as follows:

         Class 1                              41,728 Shares
         Class 2                              41,728 Shares
         Class 3                              41,728 Shares
         Class 4                              41,728 Shares
         Class 5                              41,728 Shares

     Shares of Series B Preferred Stock bear cumulative dividends at the rate of $.14 per annum, and the Series B Preferred Stock is convertible at the ratio of one such share for five shares of Company Common Stock. All shares of Series A Preferred Stock can be "put" back to the Company by holders at the amounts per share and on such timing as meets the following schedule:

               Class 1                  $2.36         From June 15, 2004 to
                                                      June 14, 2009;
               Class 2                  $2.42         From June 15, 2005 to
                                                      June 14, 2009;
               Class 3                  $2.48         From June 15, 2006 to
                                                      June 14, 2009;
               Class 4                  $2.54         From June 15, 2007 to
                                                      June 14, 2009; and
               Class 5                  $2.60         From June 15, 2008 to
                                                      June 14, 2009.

     Series B Preferred Stock can be "called" by the Company by the Company's payment of the following redemption amounts on the following schedule:

                         Call Date                             Amounts Per Share
         -        From June 15, 1998 to                              $2.00;
                  June 14, 1999
         -        From June 15, 1999 to                              $2.06;
                  June 14, 2000
         -        From June 15, 2000 to                              $2.12;
                  June 14, 2001
         -        From June 15, 2001 to                              $2.18;
                  June 14, 2002
         -        From June 15, 2002 to                              $2.24;
                  June 14, 2003
         -        From June 15, 2003 to                              $2.30;
                  June 15, 2004
         -        From June 15, 2004 to                              $2.36;
                  June 14, 2005
         -        From June 15, 2005 to                              $2.42;
                  June 14, 2006
         -        From June 15, 2006 to                              $2.48;
                  June 14, 2007
         -        From June 15, 2007 to                              $2.54; and
                  June 14, 2008
         -        From June 15, 2008 to                              $2.60.
                  June 14, 2009

     Any shares of Series B Preferred Stock that are not converted or put to the Company on or prior to June 14, 2009, or tendered by the Company pursuant to a "call" by the Company, shall not be entitled thereafter to any dividend, conversion, put or other rights.

     3. Shares of Preferred Stock designated "Series C Preferred Stock," to consist of 74,878 shares divided into three Classes as follows:

         Class 1                              24,959 Shares
         Class 2                              24,959 Shares
         Class 3                              24,960 Shares

     Shares of Series C Preferred Stock bear cumulative dividends at the rate of $.14 per annum, and the Series C Preferred Stock is convertible at the ratio of one such share for five shares of Company Common Stock. All shares of Series C Preferred Stock can be "put" back to the Company by holders at the amounts per share and on such timing as meets the following schedule:

               Class 1                  $2.12         From June 15, 2000 to
                                                      June 14, 2003;
               Class 2                  $2.18         From June 15, 2001 to
                                                      June 14, 2003; and
               Class 3                  $2.24         From June 15, 2002 to
                                                      June 14, 2003.

     Series C Preferred Stock can be "called" by the Company by the Company's payment of the following redemption amounts on the following schedule:

                         Call Date                            Amounts Per Share
         -        From June 15, 1998 to                              $2.00;
                  June 14, 1999
         -        From June 15, 1999 to                              $2.06;
                  June 14, 2000
         -        From June 15, 2000 to                              $2.12;
                  June 14, 2001
         -        From June 15, 2001 to                              $2.18; and
                  June 14, 2002
         -        From June 15, 2002 to                              $2.24.
                  June 14, 2003

     Any shares of Series C Preferred Stock that are not converted or put to the Company on or prior to June 14, 2003, or tendered by the Company pursuant to a "call" by the Company, shall not be entitled thereafter to any dividend, conversion, put or other rights.

                             RESULTS OF OPERATIONS
                             ---------------------

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995
---------------------------------------------------------------------

     Revenue for the year ended December 31, 1996 amounted to $2,302,000, which was $1,585,600 (40.8%) lower than the $3,887,600 reported for the year ended December 31, 1995 after restatement for discontinued operations of the Products Division. Included in the Service Division revenue reduction of $1,585,600 is a decrease of $999,500 related to the Trico business, which was disposed at July 31, 1996. The Service Division reported $586,100 less revenues for 1996 as compared to 1995.

     The Products Division lost revenues of $766,100 (29.3%) and reported $1,852,500 for the year ended December 31, 1996 as compared to $2,618,500 for the year ended December 31, 1995(with such amounts included in discontinued operations).

     Cost of revenue decreased by 40.2% or $1,180,800 to $1,760,100 for the year ended December 31, 1996 as compared to $2,941,000 reported for the year ended December 31, 1995. Included in the Service Division cost of revenue reduction of $1,180,800 is a decrease of $758,000 related to the Trico business, which was disposed at July 31, 1996. The Service Division reported $422,800 less cost of revenues for 1996 as compared to 1995.

     The Products Division cost of revenue decreased by $85,500 (5.7%) and reported $1,428,000 for the year ended December 31, 1996 as compared to $1,513,500 for the year ended December 31, 1995(with such amounts included in discontinued operations).

     The gross profit for the year ended December 31, 1996 decreased by $404,800, a decrease of 42.8% to $541,900 as compared to $946,700 for the year ended December 31, 1995. The Services Division's decrease in its gross profit for 1996 as compared to 1995 is related to the decrease in revenue discussed above.

     Excluding discontinued operations of the Products Division, the gross profit decrease for 1996 would have been $1,084,500 lower, a decrease of 52.9%, or $967,200 as compared to $2,051,700 for the year ended December 31, 1995. The Products Division also experienced a significant decrease of 61.6%, or a $680,500 reduction, in its gross profit for 1996 as compared to 1995 due to significant declines in the gross margins on sales of its air sampling cassette products resulting from an agreement with a major customer(with such amounts included in discontinued operations).

     Percentage comparisons of gross margins reported by the Company are as follows:

Year Ended                 Total
December 31, 1996          23.5%
December 31, 1995          24.4%

     Percentage comparisons of gross margins reported by the Company, without reporting the Products Division as discontinued operations are as follows:

Year Ended                 Total          Services          Products
December 31, 1996          23.3%            23.6%             22.9%
December 31, 1995          31.5%            24.4%             42.2%

     Operating expenses were $563,300 lower and amounted to $1,257,300 for the year ended December 31, 1996, as compared to $1,871,600 reported for the year ended December 31, 1995, after restatement for discontinued operations related to the Products Division. Sales and marketing expenses decreased by $29,700 to $98,800 for 1996 as compared to $128,500 for 1995 due to reductions in personnel. General and administrative costs decreased by $533,400 to $989,300 for 1996, as compared to $1,522,700 reported for 1995. Included in 1996 general and administrative expenses is the recovery of approximately $80,000 of amounts expensed in 1995 related to a financial settlement with a former officer. A significant portion of the decrease, $243,900 is due to a reduction in personnel and restructuring of costs to the disposition of the Trico business. Purchased services decreased by $135,600 for 1996 as a result of the restructuring of an agreement with The United States Company and disposal of a subsidiary; facilities and equipment costs decreased by $98,300 for 1996 and supplies decreased by $17,200 for 1996. Depreciation and amortization costs decreased by $51,200 to $169,200 for 1996 as compared to $220,400 for 1995. Most of the decreases discussed above are attributable to the disposition of the Trico business group.

     The Company incurred an operating loss before discontinued operations and extraordinary item of $715,400 for the year ended December 31, 1996 as compared to an operating loss before discontinued operations and extraordinary item of $924,900 for the year ended December 31, 1995 based on the reasons stated above.

     Interest income for 1996 was $7,400 higher and amounted to $18,000 as compared to $10,600 recorded for 1995. All interest earned in 1996 resulted from a note that was exchanged in connection with the disposition of the Trico business completed on July 31, 1996. Interest expense of $239,900 for 1996 was $58,100 higher than the amount reported for 1995, which was $181,800. The increase is attributable to the increasing principal of debt and additional interest related to the mortgage and asset based line of financing.

     The Company recorded a net gain of $102,300 for 1996, most of which is attributable to the sale of its real property. $96,700 of gain, related to the real property disposition, was deferred at December 31, 1996 due to the leaseback of the University Boulevard property, the Company's current operating facility, and will be recognized over the 5-year initial term of the lease. Included in 1996 is a net charge of approximately $490,400 related to the disposition of the Trico business in July 1996, that had been acquired November 30, 1994. Amortization of loan costs for 1996 was $48,600 and was $70,400 lower than the $119,000 reported for 1995. These lower net amortization costs were related to pay-off of certain debt; however, the asset based line of financing initiated in May 1996 and the refinancing of the mortgage in July 1996 resulted in additional loan costs to be amortized over the terms of those agreements.

     The Company incurred a loss from continuing operations of $1,374,100 for 1996 as compared to a loss from continuing operations of $1,215,100 for 1995 due to the items discussed above. The loss from continuing operations for 1996, excluding the one time charge of $490,400 related to the disposition of the Trico business and the recovery of approximately $80,000 of amounts previously expensed, would have been $963,700, which is $251,400 (20.1%) lower than the $1,215,100 reported for 1995.

     Discontinued operations related to the Products Division for 1996 resulted in a loss of $358,900 as compared to income of $19,500 for 1995. The Products Division experienced significant declines in the gross margins on its air sampling cassettes products due to an agreement with a major customer. Gross profit for that group decreased by $680,500. Operating expenses decreased by $297,500, of which $261,200 was a savings of sales and marketing expenses attributable to the agreement with Zellweger for the distribution of the ACT product line.

     The Company recorded an extraordinary item, gain from mediation of vendor debt, of $18,200 in 1996.

     The Company incurred a net loss of $1,714,800 for year ended December 31, 1996 as compared to a net loss of $1,195,700 for the year ended December 31, 1995. The net loss for 1996, excluding the Trico business which was disposed on July 31, 1996, would have been $1,223,700, which is $491,100 (28.6%) lower than the $1,714,800 reported for 1996.


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996
---------------------------------------------------------------------

     Revenue for the year ended December 31, 1997 amounted to $908,000 which was $1,394,100 (60.6%) lower than the $2,302,000 reported for the year ended December 31, 1996. Included in the Service Division revenue reduction is a decrease of nearly $1,000,000 ($999,500) related to the Trico business which was disposed at July 31, 1996. The Service Division reported $394,600 less revenues for 1997 as compared to 1996. This revenue decrease is a result of the general cut backs in Asbestos field operations industry-wide in 1997.

     The Products Division lost revenues of $1,097,500 (59.2%) and reported $755,000 for the year ended December 31, 1997 as compared to $1,852,500 for the year ended December 31, 1996 (with such amounts included in discontinued operations for both years).

     Cost of revenue decreased by 65.0%, or $1,143,500, to $616,600 for the year ended December 31, 1997, as compared to $1,760,100 reported for the year ended December 31, 1996. Included in the Service Division cost of revenue reduction is a decrease of $758,000 related to the Trico business, which was disposed at July 31, 1996. The Service Division reported $385,500 less cost of revenues for 1997 as compared to 1996.

     The Products Division decreased its cost of revenue by $903,500 or 63.3%, to $524,500 for 1997 as compared to $1,428,000 for 1996 (with such amounts included in discontinued operations for both years). The reason for the reduction in Products Division revenue is related to the decrease in activity in the asbestos air monitoring industry and the disposition of this product line during 1997.

     The gross profit for the year ended December 31, 1997 decreased by $250,600, a decrease of 46.2%, to $291,300, as compared to $541,900 for the year ended December 31, 1996. Included in the Service Division gross profit reduction is a decrease of $241,400 related to the Trico business, which was disposed at July 31, 1996. Excluding the decrease from the disposition of the Trico business, the gross profit for the remaining services decreased by $9,200, which is related to the reduced revenue discussed above.

     The Products Division decreased gross profit by $193,900 and reported $236,600 of gross profit for 1997 as compared to $424,500 for 1996 (with such amounts included in discontinued operations for both years). The reason for the reduction in the Products Division revenue is the decrease in activity in the asbestos air monitoring industry and the disposition of this product line during 1997.

     Percentage comparisons of gross margins reported by the Company are as follows:

Year Ended                 Total
December 31, 1997          32.1%
December 31, 1996          23.5%

     Percentage comparisons of gross margins reported by the Company, without reporting the Products Division as discontinued operations are as follows

Year Ended                 Total          Services          Products
December 31, 1997          31.4%            32.1%             30.5%
December 31, 1996          23.3%            23.6%             22.9%

     The reason for the significantly improved gross margin in the Services Division and the $250,600 decrease in the amount of gross profit reported by that group is related to the Trico business, which was disposed at July 31, 1996, and the efficiency gained from downsizing of personnel and reduction of nonbillable expenses, including compensation.

     Operating expenses were $554,800 lower and amounted to $702,500 for the year ended December 31, 1997, as compared to $1,257,300 reported for year ended December 31, 1996. The operating expenses for 1996 include $223,500 routine operating expenses for the Trico business. Sales and marketing expenses decreased by $52,500 from $98,800 in 1996 to $46,300 in 1997, which savings were attributable to a reduction in personnel. General and administrative costs decreased by $406,900 to $582,400 for 1997, as compared to $989,300 reported for 1996. Included in the 1996 general and administrative expenses is approximately $84,700 of consulting fees and expenses that were related to a contract that was terminated in August 1996 and $180,500 of amounts attributable to the Trico business, which was disposed on July 31, 1996. In addition, $74,700 of expenses related to terminated merger activities were expensed during 1997. Depreciation and amortization costs decreased by $95,400 to $73,800 for 1997 as compared to the $169,200 reported for 1996, of which $43,000 was attributable to the Trico business which was disposed on July 31, 1996.

     The Company incurred an operating loss before discontinued operations and extraordinary item of $433,300 for the year ended December 31, 1997, as compared to an operating loss before discontinued operations and extraordinary item of $1,374,100 for the year ended December 31, 1996. The operating loss before discontinued operations and extraordinary item for the year ended December 31, 1996 would have been $867,000, excluding the Trico business, which was disposed on July 31, 1996.

     Interest income for 1997 was $41,800 higher and amounted to $59,800 as compared to the $18,000 reported for 1996. Interest income in 1997 resulted from interest earned on a note that was exchanged in connection with the disposition of the Trico business completed on July 31, 1996 and a mortgage note that was recorded as a result of the sale of real property in December 1996. Interest expense of $87,700 for 1997 was $152,200 lower than the amount reported for 1996, which was $239,900. The decrease in interest expense is attributable to reduced borrowing under the Company's asset based factoring agreement and the payoff of mortgages in December 1996 when the related real estate was sold.

     Amortization of loan costs for 1997 was $21,500, and was $27,100 lower than the $48,600 reported for 1996.

     The Company reported a loss from continuing operations of $433,300 for 1997 as compared to a loss from continuing operations of $1,374,100 in 1996 due to the reasons discussed above.

     Discontinued operations for 1997 resulted in net income of $106,300, which is comprised of a loss from operations of $154,600 and a gain on disposal of discontinued operations of $260,900. The asbestos product line was disposed in April 1997 at approximately a break-even amount, and the ACT product line was disposed in November 1997. The loss from operations of $154,600 in 1997 was $204,300 less than the $358,900 loss reported for 1996. The Products Division experienced significant declines in the gross margins on its air sampling cassettes products due to an agreement with a major customer. Gross profit for that group decreased by $193,900. Operating expenses decreased by $409,200, of which $143,300 was a savings of sales and marketing expenses attributable to the agreement with Zellweger for the distribution of the ACT product line. General and administrative expenses decreased by $119,200 due to reductions in personnel. Other operating expenses related to the ACT product line decreased by $147,700, which was disposed in 1997.

     The Company recorded an extraordinary item, gain from mediation of vendor debt, in 1997 of $15,500 as compared to $18,200 reported for 1996.

     The Company incurred a net loss of $311,500 for 1997 as compared to a net loss of $1,714,800 for 1996. The net loss for 1996, excluding the Trico business, which was disposed on July 31, 1996, would have been $491,100 lower or $1,223,700. Exclusion of the discontinued operations of the Products Division would have resulted in reporting $417,800 in net loss for 1997 and $824,800 in net loss for 1996.


Year Ended December 31, 1998 Compared to Year Ended December 31, 1997
---------------------------------------------------------------------

     The following financial information reports operating trends taking into account the discontinued operations of the Products Division for 1997. Revenue for the Service Division, which is comprised of Azimuth (the remaining operating subsidiary), for the year ended December 31, 1998 amounted to $843,500, which was $64,500 (7.1%) lower than the $908,000 reported for the year ended December 31, 1997. $61,600 of the decrease is attributable to reduced sample analysis during the year ended 1998. $32,400 of the decrease resulted from the elimination of air quality services from the consultative service offering when employee positions were not filled. Additional revenue that would have been reported without discontinuation of the Products Division would have been $755,000 for 1997.

     Cost of revenue was $26,700 lower and amounted to $590,000 for the year ended December 31, 1998, as compared to $616,700 reported for the year ended December 31, 1997. Most of the decrease is due to reduced laboratory revenue volume discussed above. The Service Division experienced higher direct service costs from the use of subcontractors on an "as needed" basis. Additional cost of revenue that would have been reported without the discontinuation of the Products Division would have been $524,500 for the year ended December 31, 1997.

     The gross profit for the year ended December 31, 1998 decreased by $37,800, a decrease of 13.0% to $253,500, as compared to $291,300 for the year ended December 31, 1997. Additional gross profit that would have been reported without the discontinuation of the Products Division would have been $230,500 for the year ended December 31, 1997.

     The Company reported a 30.1% gross margin for 1998 as compared to a 32.1% gross margin for the same period in 1997. The reason for the deterioration in gross margin in the Services Division is due to the higher consultative group costs discussed above.

     Operating expenses were $200,500 lower and amounted to $502,000 for the year ended December 31, 1998 as compared to the $702,500 reported for the year ended December 31, 1997. Sales and marketing expenses increased by $4,300 to $50,600 for 1998 as compared to $46,300 reported for 1997, which increases were mostly attributable to a reallocation of staff responsibilities in this area for 1998. General and administrative costs decreased by $177,400 to $405,000 for 1998 as compared to the $582,400 for 1997. Approximately $40,000 of the decrease was due to reduced personnel costs; $75,600 of terminated merger costs in 1997 were reported that year. In addition, lower insurance and outside professional services' costs contributed to the cost reduction in 1998 over 1997.

     The Company negotiated the sale of the Trico note receivable to a shareholder, which resulted in a loss on the transaction of $104,400. Cash received by the Company amounted to $260,000, of which $200,000 was collected in January 1999.

     Depreciation and amortization costs decreased overall by $27,500 to $46,300 in 1998 from $73,800 in 1997 due to the reduction in the number of vehicles owned by the Service Division for 1998.

     The Company incurred an operating loss (before discontinued operations and extraordinary item) of $248,400 in 1998 as compared to the $411,200 operating loss (before discontinued operations and extraordinary item) reported for 1997 due to the reasons discussed above. Additional operating loss that would have been reported without the discontinuation of the Products Division would have been $154,600 for 1997.

     Interest income for the year ended December 31, 1998 was $54,300 compared to $59,800 reported for the year ended December 31, 1997. The decrease is due to the reduction in the principal balance outstanding for a note receivable that was executed during 1996 in connection with the disposition of the Trico business. The note was sold in January 1999 and a loss of $104,400 was recorded at December 31, 1998.

     Interest expense of $27,300 for 1998 was $60,400 lower than the amount reported for 1997 which was $87,700. The decrease in interest expense is attributable to elimination of borrowing under the Company's asset based lending arrangement for the Products Division which was disposed during 1997 and conversion of long-term debt to equity at June 30, 1998. Amortization of loan costs for the first nine months of 1998 was $9,900 and $21,500 for the same period in 1997.

     The Company reported a loss from continuing operations of $320,400 for the year ended December 31, 1998 as compared to a loss from continuing operations of $433,300 for the year ended 1997 for the reasons stated above.

     Discontinued operations for the year ended 1997 resulted in $106,300 of net income, comprised of a loss of $154,600 from operational activities and the gain on disposal of the discontinued operations of $260,900 for 1997.

     The Company reported $325,900 of extraordinary gain from mediation of vendor debt in 1998 as compared to $15,500 extraordinary gain for 1997.

     Net income for the year ended December 31, 1998 was $5,500, which is a $316,900 improvement over the net loss of $311,500 reported for the year ended 1997.


FINANCIAL CONDITION
-------------------
     The Company's financial condition significantly improved during 1998 over 1997 due principally to conversion of debt of secured creditors to equity, and negotiation of trade payable balances with vendors. However, the Company is continuing to experience cash flow problems.

     Approximately $551,000 of debt was converted to shares of Company Preferred Stock (see"General Overview") and approximately $21,800 of debt was converted to shares of Common Stock of the Company during 1998. $232,100 of extraordinary gain was recorded when vendor trade payables were negotiated during 1998.

     The working capital deficiency has decreased by $1,219,300, from a deficiency of $1,222,400 at December 31, 1997 to a deficiency of only $3,100 at December 31, 1998. This is primarily due to the conversion of debt owed to related party secured creditors to preferred stock, sale of a note receivable, and mediation of vendor trade payables as discussed in the following paragraphs.

     Shakespeare Partners, LTD, whose general partner is a stockholder of the Company, had outstanding notes due from the Company amounting to $195,000, $287,685 and $250,000 at December 31, 1998, 1997 and 1996, respectively. During 1998, approximately $149,700 of outstanding debt was converted to 74,878 shares of Series C Preferred Stock of the Company.

     In December 1998 the Company entered into an agreement with Shakespeare Partners, LTD and its General Partner to sell the Company's secured note receivable from Trico Incorporated, received upon the sale of the Trico business, bearing outstanding principal of $364,427, to such General Partner's retirement plan for $260,000. This resulted in a loss to the Company of $104,427, which was recorded in December 1998.

     The United States Company, a stockholder of the Company, had outstanding notes due from the Company bearing principal of $208,727 and $221,000 in 1997 and 1996, respectively. Certain principals in the United States Company serve the Company as Secretary, Treasurer and as directors. During 1998, $207,296 (93 %) of debt to the United States Company was converted to 111,648 shares of Series B Preferred Stock.

     The President and CEO converted to equity 100% of his outstanding notes during 1998. Approximately $17,700 was converted to 8,835 shares of Series B Preferred Stock.

     Vendor trade payables of $171,800 during 1998 were converted to 85,907 shares of Series B Preferred Stock of the Company. An extraordinary gain of $325,900 was recognized in 1998 by settlement of $232,100 for cash and by settlement of $93,800 for options and common stock.

     On November 14, 1997 the Company disposed of its manufacturing and distribution operations, related to ACT, to Zellweger for: $344,849, which was used by the Company to reduce an equivalent liability to Zellweger; the issuance of 70,000 shares of Series A Preferred Stock; and a cash payment of $10,000 in settlement of liabilities under the Zellweger Agreement.

     Trade accounts receivable increased approximately $63,900 to $183,200 at December 31, 1998 from $117,300 at December 31, 1997 due to a large project with a public school system that was initiated during the last quarter of 1998.

     The Company received interest income in 1998 of approximately $5,000 per month from two notes receivable executed during 1996, related to the disposition of the Trico business on July 31, 1996 and sale of the real estate in December 1996.

     The Company was in arrears for payment of dividends on its Preferred Stock in the approximate amount of $34,700 at December 14, 1999. In addition, other terms of the Preferred Stock issued during 1997 and 1998 permit the holders to "put" the shares back to the Company. As discussed in the financial statements, "put" obligations for 1999 through 2003 range from $35,000 to $89,000 annually. The Company will not be able to meet these obligations if its current revenue trends continue.

     During 1999, the Company continued to eliminate its debt and recorded approximately $56,000 of extraordinary gain from mediation of vendor debt.

     In January 1999, the Company was able to liquidate the Trico note recievable and net $260,000 in working capital. These funds were used to continue debt mediation and begin a focused exit from the "Turnaround" phase. The first steps to exit the "Turnaround" phase now focus on increasing the revenue of Azimuth, Inc. The increase in revenue is predicated on changing the service offering from mainly Industrial Hygiene Services to broader based Safety Services, and cultivating the rising emphasis placed on Indoor Air Quality. Management and the Board of Directors agree that, with the small revenue base, which currently is generated in the one operating subsidiary, sizable growth must come from a merger and acquisition strategy. The process of further financial stabilization through internal growth in the first steps exiting the "Turnaround" phase is expected to expedite the Company's merger and acquisition strategy. Any merger and acquisition activity is anticipated to bring further dilution to the shareholders of the Company. The Company, in turn, is developing its merger and acquisition strategy to minimize the impact on current shareholders, especially with respect to earnings per share, anticipating the dilution that will inevitably occur.

     The Company will be required to invest in certain equipment and supplies to better service its expanded client base both in its laboratory and field operations. Equipment is not being replaced currently because of tight cash constraints being experienced by the Company. Additional amounts required to replace laboratory and field equipment will be funded by cash flow from operations when and if it is available considering the current cash requirements at that time. However, there is no guaranty that the Company will be able to finance the acquisition of such needed equipment resulting in a material adverse impact on the Company's continuing operations.

Effects of Inflation
--------------------
     Inflation has not been a material factor affecting the Company's business. However, the Company's consulting, laboratory and manufacturing operations are subject to the effects of inflation to the extent that it may adversely affect interest rates and the availability of credit which directly and adversely affects the construction industry, a primary user of the Company's products and services.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------                                           Page No.

     Independent  Auditor's  Report - Welch, Roberts & Amburn
     Certified Public Accountants, LLP                                     30

     Independent  Auditor's  Report - McGladrey & Pullen,
     LLP Certified  Public Accountants and Consultants                     31

     Consolidated Balance Sheets as of December 31, 1998,1997 & 1996      32-33

     Consolidated Statements of Operations for the years
     ended December 31, 1998, 1997, 1996, and 1995                         34

     Consolidated  Statements  of  Stockholders'  Equity
     for the years ended December 31, 1998, 1997, 1996, and 1995           35

     Consolidated  Statements  of Cash Flows for the years
     ended  December 31, 1998, 1997, 1996, and 1995                       36-37

     Notes to the Consolidated Financial Statements                       38-48

                          Independent Auditors' Report





To the Board of Directors
Envirometrics, Inc.
Charleston, South Carolina



We have audited the accompanying consolidated balance sheets of Envirometrics, Inc. and subsidiaries as of December 31, 1998, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of operations, stockholders' equity and cash flows of Envirometrics, Inc. and subsidiaries for the year ended December 31, 1995, were audited by other auditors whose report dated February 6, 1996, included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Envirometrics, Inc. and subsidiaries as of December 31, 1998, 1997 and 1996, and the results of their operations and their cash flows for each of the three years ended December 31, 1998, in conformity with generally accepted accounting principles.





Welch, Roberts & Amburn, LLP
December 10, 1999, except for Note 16 as to which the date is December 30, 1999.

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Envirometrics, Inc.
Charleston, South Carolina

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Envirometrics, Inc. and subsidiaries for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a deficit working capital and stockholders' equity position. This raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                          /s/McGladrey and Pullen, LLP




Charlotte, North Carolina
February 6, 1996, except for
Note 8 to which the date is
December 10, 1999

                      ENVIROMETRICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 1998, 1997 AND 1996


                                                                      1998                1997              1996
                                                                   -----------        ------------      -----------
ASSETS
------

Current Assets
--------------
Cash and cash equivalents                                         $    40,934        $    54,096        $    29,604
Notes receivable, current portion                                     418,294            100,548             95,421
Trade receivables, less allowance for doubtful accounts
   1998 $5,000; 1997 $28,081; 1996 $36,353                            183,155            117,280            411,065
Other receivables                                                      22,213                501              2,000
Inventories                                                            14,974             17,334            287,541
Prepaid expenses                                                       27,077             53,821             87,867
                                                                  -----------        -----------        -----------
     Total Current Assets                                             706,647            343,580            913,498
                                                                  -----------        -----------        -----------


Other Assets and Intangibles
----------------------------
Deposits                                                                2,951             21,093             30,737
Notes receivable, less current portion                                      -            596,197            696,745
Organization and loan costs, net of accumulated
 amortization 1998 $-0-; 1997 $51,958; 1996 $41,981                         -              9,880             31,801
License and distribution agreements, net of accumulated
 amortization 1996 $8,000                                                   -                  -             22,000
Other, net of accumulated amortization 1996; $16,695
                                                                            -                  -             55,512
                                                                  -----------        -----------        -----------
                                                                        2,951            627,170            836,795
                                                                  -----------        -----------        -----------

Property and Equipment
----------------------
Furniture and equipment                                               997,754          1,079,738          1,240,727
Vehicles                                                                9,490             44,033             88,991
                                                                  -----------        -----------        -----------
                                                                    1,007,244          1,123,771          1,329,718
Less accumulated depreciation and amortization                        913,919            963,843            961,431
                                                                  -----------        -----------        -----------
                                                                       93,325            159,928            368,287
                                                                  -----------        -----------        -----------
                                                                  $   802,923        $ 1,130,678        $ 2,118,580
                                                                  ===========        ===========        ===========





                 See Notes to Consolidated Financial Statements

                                       32

                      ENVIROMETRICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 1998, 1997 AND 1996


                                                                          1998             1997             1996
                                                                       -----------     ------------     -----------
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current Liabilities
-------------------
Notes payable                                                          $   23,260       $   26,570       $   80,762
Current maturities of long-term debt
   Stockholders                                                           195,000          557,031          157,112
   Other                                                                   32,094          189,844          130,296
Accounts payable                                                          247,074          546,669          884,583
Customer deposit                                                                -                -          509,724
Accrued expenses and other                                                212,328          245,864          126,993
--------------------------                                            -----------      -----------      -----------
                                                                          709,756        1,565,978        1,889,470
                                                                      -----------      -----------      -----------
     Total Current Liabilities
Noncurrent Liabilities
----------------------
Long-Term Debt - Less current maturities
   Stockholders                                                                 -                -          439,507
   Other                                                                   85,350          107,167          149,098
 Deferred gain on asset sale                                               48,333           72,499           96,665
 ---------------------------                                          -----------      -----------      -----------
    Total Noncurrent Liabilities                                          133,683          179,666          685,270
                                                                      -----------      -----------      -----------


Redeemable Preferred Stock
---------------------------
 Par value $.001; authorized 2,500,000 shares;
 issued 1998 - 353,518 shares; 1997 - 70,000 shares                       700,974          140,000               -
                                                                      -----------      -----------      -----------
Common Stock and Accumulated Deficit
------------------------------------
Common stock, par value $.001;authorized 10,000,000shares
  shares; issued 1998 - 3,010,186 shares; 1997 - 2,667,399
 shares; 1996 - 2,469,123 shares                                            3,010            2,667            2,469
Additional paid-in capital                                              5,103,334        5,095,673        5,083,219
Accumulated deficit                                                    (5,847,834)      (5,853,306)      (5,541,848)
                                                                      -----------      -----------      -----------
                                                                         (741,490)        (754,966)        (456,160)
                                                                      -----------      -----------      -----------
                                                                     $    802,923     $  1,130,678      $ 2,118,580
                                                                     ============     ============      ===========




                 See Notes to Consolidated Financial Statements

                                       33

                      ENVIROMETRICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               YEARS ENDED DECEMBER 31, 1998, 1997, 1996 AND 1995


                                                                  1998              1997             1996               1995
                                                            ------------      ------------      ------------       ------------
Service Revenue                                             $    843,497      $    907,961      $  2,302,034       $  3,887,633
---------------

Direct Service Costs                                             589,975           616,652         1,760,117          2,940,957
--------------------                                        ------------      ------------      ------------       ------------

   Gross Profit                                                  253,522           291,309           541,917            946,676

Operating Expenses
------------------
Sales and marketing                                               50,621            46,269            98,820            128,485
General and administrative                                       405,020           582,429           989,336          1,522,774
Depreciation and amortization                                     46,328            73,817           169,169            220,361
                                                            ------------      ------------      ------------       ------------
                                                                 501,969           702,515         1,257,325          1,871,620
                                                            ------------      ------------      ------------       ------------
   Operating Loss                                               (248,447)         (411,206)         (715,408)          (924,944)


Other Income (Expense)
----------------------
Interest income                                                   54,275            59,813            17,961             10,603
Interest expense                                                 (27,268)          (87,721)         (239,927)          (181,776)
Gain on disposition of property                                   15,350            27,343           102,289                  -
Loss on disposition of subsidiary                                      -                 -         (490,385)
Loss on note receivable                                         (104,427)                 -                -                   -
Amortization of loan costs                                        (9,880)          (21,500)          (48,597)          (119,017)
                                                            ------------      ------------      ------------       ------------

(Loss) From Continuing Operations                               (320,397)         (433,271)       (1,374,067)        (1,215,134)
                                                            ------------      ------------      ------------       ------------
Discontinued Operations
-----------------------
Income (loss) from operations                                          -         (154,650)         (358,929)             19,469
Gain on disposal of discontinued operations                            -          260,948                 -                  -
                                                            ------------      ------------      ------------       ------------
   Total                                                               -          106,298          (358,929)             19,469

Loss before extraordinary item                                 (320,397)         (326,973)       (1,732,996)        (1,195,665)
Extraordinary item - gain on vendor debt
  mediation                                                     325,869            15,515            18,201                   -
                                                            ------------      ------------      ------------       ------------
Net Income (Loss)                                           $     5,472       $  (311,458)      $(1,714,795)      $ (1,195,665)
                                                            ------------      ------------      ------------       ------------
Earnings Per Common Share
-------------------------
Continuing operations                                             (.115)            (.167)            (.553)             (.501)
                                                            ============      ============      ============       ============
Net loss before extraordinary item                                (.126)            (.126)            (.697)             (.493)
Extraordinary item                                                 .117              .006              .007                   -
                                                            ------------      ------------      ------------       ------------
Net (Loss) Per Common Share                                 $    (0.009)      $    (0.120)      $    (0.690)       $    (0.493)
                                                            ============      ============      ============       ============
Weighted average number of common shares
 outstanding                                                $  2,786,695      $  2,589,795      $  2,484,849       $  2,424,929
                                                            ============      ============      ============       ============



                 See Notes to Consolidated Financial Statements

                                       34

                      ENVIROMETRICS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF COMMON STOCK AND ACCUMULATED DEFICIT
               YEARS ENDED DECEMBER 31, 1998, 1997, 1996 AND 1995


                                                                                 Additional          Accumulated
                                                             Common Stock      Paid-in Capital         Deficit
                                                             ------------      ---------------       -----------
Balance, December 31, 1994                                         2,225           4,781,493         (2,631,388)
   Net loss                                                            -                   -         (1,195,665)
   Issuance of 150,000 shares of common stock in
    consideration of interest and loan costs                         150              84,473                   -
   Issuance of 125,000 shares of common stock in
     connection with Regulation S offering                           125             244,476                   -
   Issuance of 300,000 warrants to purchase shares
   of common stock                                                     -               7,500                   -

                                                              ------------      ------------        ------------

Balance, December 31, 1995                                    $      2,500      $  5,117,942        $(3,827,053)
   Net loss                                                              -                 -         (1,714,795)
   Issuance of 13,923 shares of common stock
   in consideration of vendor debts                                     14             2,732                   -
   Common stock retired                                                (45)          (44,955)                  -
   Issuance of 300,000 warrants to purchase shares
    of common stock
                                                                         -             7,500                   -
                                                              ------------      ------------        ------------

Balance, December 31, 1996                                    $      2,469      $  5,083,219        $(5,541,848)
   Net loss                                                              -                 -           (311,458)
   Issuance of 170,000 shares of common stock
     in consideration of loan cost                                     170             7,486                   -
   Issuance of 28,273 shares as compensation to
     employees
                                                                        28             4,968                   -
                                                              ------------      ------------        ------------

Balance, December 31, 1997                                    $      2,667      $  5,095,673        $(5,853,306)
   Net income                                                                                             5,472
   Issuance of 180,287 shares of common stock
     in consideration of vendor debt                                   180            21,810                   -
   Issuance of 162,500 shares of common stock in
     consideration of loan cost                                        163            15,478                   -
   Dividends accrued and accretion on preferred
     shares
                                                                         -           (29,627)                  -
                                                              ------------      ------------        ------------
Balance, December 31, 1998                                    $      3,010      $  5,103,334        $(5,847,834)
                                                              ============      ============        ============



                 See Notes to Consolidated Financial Statements

                                       35

                      ENVIROMETRICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED DECEMBER 31, 1998, 1997, 1996 AND 1995



                                                                1998              1997               1996               1995
                                                            ------------      ------------      ------------       ------------
Cash Flows From Operating Activities
Net income/(loss)                                                $   5,472      $  (311,458)   $ (1,714,795)     $  (1,195,665)
Adjustments to reconcile net income/(loss) to net cash
  provided by (used in) operations:
     Depreciation                                                   46,328           88,416        176,891              211,467
     Amortization                                                    9,880           60,761         97,887              156,265
     Provision for doubtful accounts                                 5,385           11,021         10,039               56,000
     Non-cash expense paid by issuance of warrants                       -                -          7,500                7,500
     Non-cash expense paid by issuance of common
      stock                                                              -           12,652              -                    -
     (Gain) loss of disposal of property & equipment               (15,350)         (27,343)      (102,289)               7,974
     Extraordinary Item - Gain on debt restructuring              (325,869)         (15,515)       (18,201)                   -
     Gain on sale of discontinued operations                             -         (260,948)              -                   -
      Loss on disposition of subsidiary                                  -                 -       490,385                    -
      Loss on sale of note receivable                              104,427                 -              -                   -
      Change in assets and liabilities, net of effect of
       Trico:
       (Increase) decrease in cash, restricted                           -                 -        125,644             511,309
       (Increase) decrease in accounts receivable                  (92,972)          284,263        321,654           (476,436)
       (Increase) decrease in inventory                              2,360           185,419        276,440           (150,103)
       (Increase) decrease in prepaid expenses                      26,744            34,046           (935)             48,818
       (Increase) decrease in other assets                          18,142            32,060       (128,037)           (38,451)

       Increase (decrease) in accounts payable and
         accrued expenses                                           68,266          (276,459)       331,779             736,733
                                                              ------------      ------------   ------------        ------------
       Net Cash Provided by (Used in) Operations                  (138,187)         (183,085)      (126,038)          (124,589)
                                                              ------------      ------------   ------------        ------------
Cash Flows From Investing Activities
------------------------------------
Proceeds from sale of property and equipment                        3,456            167,758         71,819              22,616
Purchase of property and equipment                                      -                  -       (129,949)          (101,665)
Collections on notes receivable                                   174,023             95,421         37,834                   -
                                                              ------------      ------------   ------------        ------------
      Net Cash Provided by (Used in) Investing
       Activities                                                 177,479            263,179        (20,296)           (79,055)


Cash Flows From Financing Activities
------------------------------------
Proceeds from borrowing on revolving credit
  agreements and short-term notes                                       -                  -        242,346             610,697
Principal payments on revolving credit agreements
  and short-term notes                                             (3,310)           (54,192)      (408,064)          (378,972)
Proceeds from long-term borrowing                                  20,000            349,492        478,062                   -
Principal payments on long-term borrowing                         (69,144)          (350,902)      (189,549)          (222,834)
Proceeds from issuance of common stock: 125,000
shares
                                                                        -                  -               -            244,601
                                                              ------------      ------------   ------------        ------------
     Net Cash Provided by (Used in) Financing
      Activities                                                  (52,454)           (55,602)       122,795             253,492
                                                              ------------      ------------   ------------        ------------

Net Increase (Decrease) in Cash and Cash Equivalents              (13,162)            24,492        (23,539)             49,848


                      ENVIROMETRICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED DECEMBER 31, 1998, 1997, 1996 AND 1995

                                                                 1998                1997           1996               1995
                                                             ------------       ------------   ------------        ------------

Cash and Cash Equivalents
Beginning                                                          54,096             29,604         53,143               3,295
                                                             ------------       ------------   ------------        ------------

Ending                                                       $     40,934       $     54,096   $     29,604        $     53,143
                                                             ============       ============   ============        ============
Supplemental Disclosure of Cash Flow Information
------------------------------------------------
Cash Payments for Interest                                   $      2,972       $     69,871   $    220,963        $    151,969
                                                             ============       ============   ============        ============

Supplemental Schedule of Noncash Investing and
----------------------------------------------
  Financing Activities
  --------------------
Conversion of Debt to Preferred Stock                         $    551,035                 -               -                  -
                                                              ============      ============   ============        ============
Debt Assumed on Disposition of Property and
  Equipment                                                   $      8,003      $     22,569   $    799,940                   -
                                                              ============      ============   ============        ============
Issuance of Common Stock in Settlement of Vendor
  Debt                                                        $     21,810      $     12,652              -                   -
                                                              ============      ============   ============        ============
Issuance of Options in Settlement of Vendor Debt                         -      $      3,272              -                   -
                                                              ============      ============   ============        ============
Receipt of Note Receivable on Sale of Building                           -                 -   $    230,000                   -
                                                              ============      ============   ============        ============
Property and Equipment Additions Financed Through
 Issuance of Debt                                                        -                 -              -        $    146,650
                                                              ============      ============   ============        ============

                 See Notes to Consolidated Financial Statements

                      ENVIROMETRICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Nature of Business and Significant Accounting Policies
        ------------------------------------------------------
Nature of Business. The Company functions as a holding company for its subsidiaries; Azimuth, Incorporated, ("Azimuth"), Envirometrics Products Company, ("EPC"),and Trico Envirometrics, Inc., ("Trico"). Azimuth operates as consultants in environmental and occupational health matters and in addition provides the services of an American Industrial Hygiene Association ("AIHA") and National Voluntary Laboratory Accreditation Program ("NVLAP") accredited industrial hygiene laboratory. Trico provided civil engineering, surveying and environmental consulting services until its disposition in 1996. EPC was a manufacturer and distributor of equipment and supplies for the industrial hygiene industry until its disposition in 1997. The Company's primary facilities are located in Charleston, South Carolina, with sales throughout the United States.

A summary of the Companies' significant accounting policies follows:

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents. For purposes of reporting the statements of cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable. Accounts receivable are evaluated for collectibility by aging, with an allowance for doubtful accounts maintained based on historical losses and recoveries. Accounts are written off when deemed to be uncollectible.

Inventories. Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory consisted of the following at December 31:

                                              1998        1997          1996
                                              ----        ----          ----

               Merchandise held for sale   $      -     $      -     $  90,197
               Supplies                      14,974       17,334        31,771
               Raw materials                      -            -       165,573
                                           --------     --------      --------
                                          $  14,974     $ 17,334     $ 287,541

Property and Equipment. Property and equipment is stated at cost. Depreciation is computed using primarily accelerated methods, over the following useful lives:

Furniture and equipment       5 - 7 years
Vehicles                      3 - 5 years

Organization and Loan Costs. The organization and loan costs were amortized on the straight-line basis over 5 years.

Goodwill. Goodwill includes the excess of acquisition costs over fair value of the net assets acquired in the purchase of Trico and was being amortized on the straight-line basis over 20 years. Acquisition costs relate to the direct costs associated with the acquisition of Trico and were amortized on the straight-line basis over 20 years. The remaining unamortized portion of such costs were written off in June 1996.

Revenue Recognition. Revenue from services are recognized when the services are performed. Revenue from product sales are recognized when the products are shipped to the customer.

Note 1.  Nature of  Business  and  Significant  Accounting  Policies-  continued
         -----------------------------------------------------------------------

License Agreement. The Company had entered into a license agreement for the manufacture of equipment specific to an ACT Monitoring Card System. The original cost of the agreement was $30,000. The Company began to amortize the license in 1995 on a straight-line basis over 5 years. The remaining unamortized portion of such costs were written off in 1997 upon disposition of that product line.

Income Taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating losses, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets may not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to credit risk consists principally of cash, notes and accounts receivable. The Company provides product and services to various local and national clients and, therefore, issues credit under binding contracts to these entities. The Company places its cash with a high credit quality financial institution. At times such cash may be in excess of the FDIC insurance limit.

Notes receivable resulted from the disposition of "Trico" and of certain real property. The "Trico" note is collateralized by all of "Trico's" assets and the personal guarantees of its shareholders. The real property note is secured by a mortgage on the property. Management believes the collateral is sufficient.

Loss per Common Share. Loss per common share is based upon the weighted average number of common shares outstanding.

Loss before extraordinary item attributable to common shareholders is as follows:

                                                       1998             1997            1996              1995
                                                       ----             ----            ----              ----

         Loss before extraordinary item            $ (320,397)     $   (326,973)   $  (1,732,996)     $ (1,195,665)

         Preferred stock dividend require-
           ments                                       29,677                 -                -                 -
                                                   ----------      ------------    -------------      -------------
         Loss before extraordinary item
           attributable to common share-
           holders                                 $ (350,074)     $   (326,973)   $  (1,732,996)     $ (1,195,665)
                                                   ==========      ============    =============      =============
         Per share amount                          $    (.126)     $      (.126)   $       (.697)     $      (.493)
                                                   ==========      ============    =============      =============

         Weighted average number of
          common shares outstanding                $2,786,695      $  2,589,795     $  2,484,849      $   2,424,929
                                                   ==========      ============     ============      =============


Primary and fully diluted earnings per common share and common share equivalents are calculated using the weighted average number of common shares outstanding during the year and on the net additional number of shares which would be issuable upon the exercise of all stock options and warrants, assuming that the Company used the proceeds received to purchase additional common shares at market value. The impact of the incremental shares is anti-dilutive.

         ------------------------------------------------------------------
Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications. Certain amounts in the 1995 financial statements have been reclassified to conform to the presentation adopted for 1996 through 1998.

Note 2.  Notes Receivable
         ----------------
Notes receivable are comprised of the following:

                                                           1998            1997             1996
                                                           ----            ----             ----

Mortgage note receivable payable interest only
at 10% per annum through January 1999.                 $  218,294       $  230,000        $  230,000

Note receivable from former shareholder due
$10,979 per month including interest at 7%
through July 15, 2008 (see Note 7)                        200,000          466,745           562,166
                                                       ----------       ----------        ----------
                                                          418,294          696,745           792,166

Less current portion                                      418,294          100,548            95,421
                                                       ----------       ----------        ----------
                                                       $        -       $  596,197        $  696,745

                                                       ==========       ==========        ==========

Note 3.  Notes Payable, Long-Term Debt and Pledged Assets
         ------------------------------------------------

         Notes payable at December 31, consisted of the following:

                                                                  1998            1997           1996
                                                                  ----            ----           ----
         A note with interest at 8% per annum due in
           monthly principal and interest payments
           beginning at $1,000 and increasing to $2,345
           with a final payment due in January 1998.          $   22,129     $   22,129      $   22,975

         Due to factor                                             1,131          4,441          57,787
                                                              ----------     ----------      ----------
                    Total                                     $   23,260     $   26,570      $   80,762
                                                              ==========     ==========      ==========

In 1996, the Company entered into a two year agreement to factor up to $800,000 of eligible accounts receivable. Interest under the agreement on the uncollected amounts remitted to the Company is at the rate of 4.75% in excess of the prime interest rate.

         ------------------------------------------------------------
Long-term debt at December 31 consisted of the following:

                                                                          1998         1997           1996

U.S. Small Business Administration (SBA) loans (two loans)
4% interest rate, due in monthly installments of $1,408,
including interest, due July 2005,collateralized by equipment,
furniture and fixtures.                                               $  98,520     $ 110,019      $ 121,786

Various installment loans, with interest rates ranging from
6% to 24%, due in monthly installments ranging from
$290 to $2,500, including interest due collateralized by
vehicles, equipment and furniture and fixtures.
The final payment is scheduled for June 1999.                            18,924       186,992        157,608

Note payable to stockholders, collateralized by shares of
stock of certain officers, directors and former employees.              195,000       557,031        596,619
                                                                     ----------    ----------     ----------
                                                                        312,444       854,042        876,013

Less current maturities                                                 227,094       746,875        287,408
-----------------------                                              ----------    ----------     ----------
                                                                     $   85,350    $  107,167     $  588,605


 Maturities of long-term debt are as follows:

       December 31:
       ------------
       1999                                                           $  227,094
       2000                                                               13,708
       2001                                                               14,267
       2002                                                               14,848
       2003 and thereafter                                                42,527
                                                                      ----------
                                                                      $  312,444

At December 31, 1998, substantially all Company assets are pledged as collateral on the above-mentioned debt agreements.

Note 4.  Operating Leases
         ----------------
The Company leases various office facilities and equipment under noncancellable operating leases. The Company also sublet an office facility. Rental expense from operating leases were as follows:

                                                  Sublease           Net
                            Rent Expense       Rental Income     Rental Expense
     December 31,
     1995                 $    170,182        $       -         $   170,182
     1996                      230,872           (38,056)           192,816
     1997                      285,198          (127,989)           157,209
     1998                      242,488          (142,106)           100,382

         ----------------------------
Future obligations for minimum rentals on remaining noncancellable leases in excess of one year are as follows:

                 1999                             $    84,624
                 2000                                  84,624
                 2001                                  84,624
                 2002                                  70,710
                 2003                                  70,557

                 Thereafter                           223,848

During 1996, the Company sold its laboratory and office facilities along with other properties resulting in a gain of $223,120. Concurrently therewith, the Company entered into a lease with the purchaser for the continued use of the facilities for a five year term at $66,276 per year. In accordance with SFAS 13, gain in the amount of $120,831 has been deferred and is being recognized in the financial statements over the lease term, $24,166 per year.

Note 5.  Income Taxes
         ------------
As explained in Note 1, the liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.

Net deferred tax assets consist of the following components as of December 31:

1998                               Current          Long-Term            Total
----                               -------          ---------            -----

Deferred tax assets:
Receivable allowances          $     1,950       $       -         $      1,950
Other                                2,535               -                2,535
Operating loss carryforwards             -        1,739,527           1,739,527
Less valuation allowance            (4,485)      (1,935,331)         (1,739,816)
                               -----------       ----------        -------------
                                         -            4,196               4,196

Deferred tax liability:
Property and equipment                   -           (4,196)             (4,196)
                               -----------       ----------        -------------
                               $         -       $        -       $            -
                               ===========       ==========        ============


1997                               Current          Long-Term            Total
----                               -------          ---------            -----

Deferred tax assets:
Receivable allowances          $     7,052       $       -         $      7,052
Other                                2,535               -                2,535
Operating loss carryforwards             -        1,740,488           1,740,488
Less valuation allowance            (9,587)      (1,734,781)         (1,744,368)
                               -----------       ----------        -------------
                                         -            5,707               5,707

Deferred tax liability:
Property and equipment                   -           (5,707)             (5,707)
                               -----------       ----------        -------------
                               $         -       $        -        $           -
                               ===========       ==========         ============

        ------------------------

1996                               Current          Long-Term            Total
----                               -------          ---------            -----

Deferred tax assets:
Receivable allowances          $    10,356       $       -         $      10,356
Other                                2,535               -                2,535
Operating loss carryforwards             -        1,639,602           1,639,602
Less valuation allowance           (12,891)      (1,620,157)         (1,633,048)
                               -----------       ----------        -------------
                                         -           19,445              19,445

Deferred tax liability:
Property and equipment                   -          (19,445)            (19,445)
                               -----------       ----------        -------------
                               $         -       $        -        $           -
                               ===========       ==========         ============


The Company recorded a valuation allowance of $1,617,066, $1,560,089 and $1,463,759 on deferred tax assets at December 31, 1998, 1997 and 1996, respectively. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The net valuation allowance increased (decreased) $(4,552), $104,766 and $430,757 for the years ended December 31, 1998, 1997 and 1996, respectively, due primarily to the change in loss carryforwards.

Loss carryforwards for tax purposes as of December 31, 1998, have the following expiration dates:

             Expiration Date                                         Amount

                  2001                                         $      9,469
                  2002                                                3,027
                  2003                                               33,108
                  2004                                              118,331
                  2005                                              132,119
                  2006                                              280,783
                  2007                                              633,538
                  2008                                              226,315
                  2009                                              518,545
                  2010                                              890,256
                  2011                                            1,312,613
                  2012                                              258,683
                                                                -----------
                                                               $  4,416,787
                                                               ============

The following is a reconciliation of income tax at the federal statutory rate to the Company's income tax provision.

                                                1998         1997         1996
                                                ----         ----         ----

Tax (benefit) at statutory rate of 35% ..    $  1,915    $(109,010)   $(600,178)
State tax (benefit) - net ...............         219      (12,458)     (68,592)
Non deductible charges ..................       2,808       23,684      239,460
Change in valuation allowance ...........      (4,552)     104,766      430,757
Other net ...............................        (390)      (6,982)      (1,447)
                                             ---------    ---------    ---------
   Provision for taxes ..................    $       -    $       -   $        -
                                             ---------    ---------    ---------

Note 6. Debt Mediation
        --------------
During 1996, the Company began an active campaign to mediate debt with vendors and suppliers. Extraordinary gain is recognized to the extent the applicable debt exceeds the cash or the fair market value of stock issued and is summarized as follows:

                                                    1998       1997         1996
                                                    ----       ----         ----
Debt settled for cash .......................  $ 232,061   $      -     $      -
Debt settled for options and common stock ...     93,808     15,515       18,201
                                                --------   --------     --------
                                               $ 325,869   $ 15,515     $ 18,201
                                               =========   ========     ========

Note 7. Disposition of Subsidiary
        -------------------------
During 1996 the Company sold the Trico business to a former shareholder and director as follows.

           Note received                                           $  600,000
           Liabilities assumed                                        383,425
           Common stock retired                                        45,000
           Book value of assets sold including goodwill            (1,518,810)
                                                                   ----------
                Loss on disposition                                $ (490,385)

Note 8. Discontinued Operations
        -----------------------
In November 1997, the Company disposed of its manufacturing and distributing operations. Accordingly, the results of the operations as well as the gain on the sale of its assets have been reported separately as discontinued operations in the accompanying statements of operations. Prior years have been restated. Operating results for the discontinued operations are as follows:

                                             1997        1996            1995
                                             ----        ----            ----
Operating revenue                      $   755,017    $1,852,470     $ 2,618,529
                                       ===========    ==========     ===========
Income/(Loss) from operations          $  (154,650)   $ (358,929)    $    19,469
                                       ===========    ==========     ===========
Per share                              $    (0.060)   $   (0.144)    $     0.008
                                       ===========    ==========     ===========

In connection with the disposition, the Company sold certain assets and technology and issued 70,000 preferred shares (see Note 8) to Zellweger Analytics, Inc. in settlement of deposits held by the Company as follows:

Customer deposit retained ...............................            $  484,850
Preferred shares issued .................................              (140,000)
Cost incurred ..........................................                (35,000)
Book value of assets sold                                               (48,902)
                                                                     ----------
     Gain on disposition ................................            $  260,948
                                                                     ==========

Note 9.  Redeemable  Preferred Stock
         ---------------------------
In 1997 the Company issued 70,000 shares of Series A preferred stock, $2 stated value, which have preferences in the event of a liquidation of the Company, to settle all liabilities with Zellweger Analytics, Inc.(Zellweger). These preferred shares are convertible into common shares at the ratio of one share of preferred stock for three shares of common stock and are puttable, 17,500 shares annually by Zellweger beginning in December 1999 through 2002 at a put price of $2 for each preferred share. Shares not put back to the Company may be carried forward to the next year.

During 1998, the Company issued 283,518 shares of Series B and C preferred stock, $2 stated value, to certain officers and related parties in exchange for the conversion of outstanding debt by the Company. These shares provide for cumulative dividends of $.14 per share, per annum. The preferred shareholders have the right at any time on or before June 14, 2009 (the "Maturity Date") to convert all or a portion of the Preferred Stock, into shares of Company's Common Stock, upon sixty (60) days prior written notice to Company. At all times up until the Maturity Date, the conversion ratio shall be one share of Preferred Stock for five shares of Common Stock. If the shareholder elects to convert less than all of the Preferred Stock owned by it, all remaining shares of Preferred Stock shall be convertible under the same terms. As an alternative to the conversion into Common stock as set forth above, the shareholder has the right to put the shares of Preferred Stock issued back to the Company in exchange for a cash payment. The put price on these shares of preferred stock accretes at a rate of three percent annually. Shares that are not put by the shareholder back to the Company in any given year may be carried forward to the next year at the price for that year.

        Obligations under the put options discussed above are as follows:
          1999                                       $     35,000
          2000                                             35,000
          2001                                             87,913
          2002                                             89,411
          2003                                             55,910
          Thereafter                                      519,428
                                                     ------------
                                                     $    820,662
                                                     ============

Dividends on Preferred Shares
-----------------------------
The Company is in arrears for payment of dividends of its preferred stock in the amount of $34,652 ($.1225 per share) at December 14, 1999. The Company continues to accrue dividends at the stated rate of $.14 per share per annum. This amount accrued for the first year (through June 30, 1999) and is to be divided equally among and added to the quarterly payments for the second year. The accrued amount at December 31, 1998 was $19,689. The next payment of $17,326 will be due on January 1, 2000. This consists of $7,403 for 1998 and $9,923 for 1999.

Note 10.  Unregistered  Stock and Regulation S Offering
          ---------------------------------------------
During 1995, the Company issued 150,000 shares of unregistered stock in consideration of interest and loan costs on a note payable (See Note 3). The loan agreement provides the lender with piggyback registration rights. In addition, the agreement provides that the lender may demand registration at any time after April 29, 1996. The transaction was recorded at a discounted price of approximately $.56 per share due to a lack of marketability, liquidity and control related to the shares issued.

On April 27, 1995 the Company completed an offering of 125,000 shares of common stock pursuant to Regulation S under the Securities Act of 1993, as amended. The Company recognized net proceeds of $244,601 from the offering.

In consideration of loan costs on notes payable to shareholders, the company issued 170,000 and 162,500 shares of unregistered common stock in 1997 and 1998, respectively. The transactions were recorded at discounted prices due to lack of marketability, liquidity and control related to the shares issued.

During 1998 the Board of Directors approved the issuance of options for 700,000 shares subject to approval by the shareholders. The options had an exercise price of $.10 per share. As of December 31, 1998 the options had yet to be approved and accordingly, no amounts have been recorded in these financial statements.

     Note     11.      Related     Party      Transactions      and     Balances
                       ---------------------------------------------------------
     Shakespeare Partners, LTD, whose general partner is a stockholder of the Company, had outstanding notes due from the Company amounting to $195,000, $287,685 and $250,000 at December 31, 1998, 1997 and 1996, respectively. No interest was paid by the Company. During 1998, approximately $149,700 of debt was converted to 74,878 preferred shares.

In December 1998 the Company entered into an agreement with Shakespeare Partners, LTD and its General Partner to sell its note receivable from Trico Incorporated amounting to $364,427 to the General Partner's retirement plan for $260,000 which resulted in a loss to the Company of $104,427 and was recorded in December 1998.

     The United States Company, a stockholder, had outstanding notes due from the Company in the amounts of $208,727 and $221,000 in 1997 and 1996, respectively. Certain principals in the United States Company serve the Company as Secretary, Treasurer and directors. During 1998, $207,296 of debt to the United States Company was converted to 111,648 preferred shares.

     The President and CEO converted 100% of his outstanding notes during 1998. No interest was paid by the Company. Approximately $17,700 was converted to 8,835 preferred shares.

A shareholder/employee advanced the Company $90,000 in 1996. Interest was paid at the rate of prime plus 3.25%. The amount due under the arrangement amounted to $55,000 and $10,000 at December 31, 1996 and 1997, respectively.

An officer converted $4,500 of accrued salary to 2,250 preferred shares in December 1998.

In addition to the related party transactions discussed above, approximately $171,812 of vendor debt was converted to 85,907 preferred shares during 1998.

Note 12. Stock Option Plan
         -----------------
In January 1994, the Board of Directors of the Company adopted the Company's Stock Option Plan, (the "Plan") as previously authorized by the Company's stockholders. Under the Plan, officers, directors, key employees and/or consultants of the Company can receive incentive stock options and nonqualified stock options to purchase up to an aggregate of 150,000 shares of the Company's common stock (of which no more than 50,000 shares may be pursuant to incentive stock options, and no more than 100,000 shares may be pursuant to nonqualified stock options). In January 1994, the Company's Board of Directors awarded, under the Plan, nonqualified stock options for an aggregate of 75,000 shares, all of which provide for an exercise price of $2.00 per share, are exercisable beginning on January 1, 1995 and expire on December 31, 1998 (subject to prior termination in accordance with the applicable stock option agreements).

          -----------------------------
On March 31, 1995, the Board of Directors awarded, under the Plan, non-qualified stock options to purchase an aggregate of 34,500 shares. The Board of Directors granted 23,000 incentive stock options to certain employees, 10,000 non-qualified stock options to a Director and 1,500 non-qualified stock options to an individual under its stock option plan. All such options provide for an exercise price of $3.625 per share, all are exercisable at the grant date and all expire on March 20, 2005 (subject to prior termination in accordance with the applicable stock option agreements). The exercise price applicable under such outstanding stock options represents 100% of the fair market value of the underlying Common Stock as of the date that such options were granted, as determined by the Board of Directors of the Company on the date that such options were granted.

On April 17, 1996 the Board of Directors awarded under the Plan incentive stock options to purchase an aggregate of 23,750 shares. All such options provide for an exercise price of $1.88 per share, all are exercisable at the grant date and all expire on April 16, 2006 (subject to prior termination in accordance with the applicable stock option agreements). On December 10, 1996 the Board of Directors awarded under the Plan non-qualified stock options to purchase an aggregate of 30,000 shares. All such options provide for an exercise price of $2.38 per share, all are exercisable at the grant date and all expire on December 9, 2004 (subject to prior termination in accordance with the applicable stock option agreements). The exercise price applicable under such outstanding stock options represents 100% of the fair market value of the underlying common stock as of the date that such options were granted, as determined by the Board of Directors of the Company on the date that such options were granted.

The Company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net income (loss). Had compensation cost for the Company's stock option plans been determined pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the effect on the Company's net income (loss) and earnings (loss) per share would not have been material.

In 1997, the Company issued options to purchase 100,000 shares at $0.25 per share in consideration of vendor debt. The settlement resulted in a gain of $15,515 as described in Note 6.

Note  13.  Fair  Value  of  Financial  Instruments
           ---------------------------------------
The following disclosure of estimated fair value of financial instruments is made in accordance with the requirements of Financial Accounting Standards No. 107, Disclosure About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information. Accordingly, the estimates presented herein may not be indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

The carrying values of cash, accounts receivable and account payable approximate fair values due to the short-term maturities of these instruments. The carrying value of note receivable, notes payable and long-term debt approximate fair values based on the discounted cash flow of those instruments, using current interest rates and remaining maturities at December 31, 1998.

Note 14.  Other
          -----
Loss of Listing from NASDAQ

The Company's Common Stock has been publicly traded separately and was initially quoted on the Nasdaq Smallcap Market ("Nasdaq") under the symbol "EVRM" on August 12, 1994. Upon the divestiture of the Trico Envirometrics, Inc. subsidiary the Company fell below the listing requirements of Nasdaq. On December 3, 1996 the Company's common stock and warrants were delisted from The Nasdaq SmallCap Market and were subsequently traded on the Over the Counter Bulletin Board. On January 4, 1999, the Securities and Exchange Commission (SEC) approved amendments to NASD Rules 6530 and 6540 to limit quotations on the OTC Bulletin Board ("OTCBB") to the securities of companies that report their current financial information to the SEC. On November 18, 1999 the Company's common stock and warrants were delisted from the OTCBB because of failure to have the required SEC periodic filings submitted by that date. Price Quotations for the Company's common stock are currently listed on the National Bureau of Quotation's Electronic Pink Sheets (the "Pink Sheet"). It is expected that once the Company has become current with filing its period filings with the SEC, the necessary number of market makers will re-file the appropriate forms with the OTCBB to permit the Company's common stock to be re-listed on OTCBB.

Note 15. Going Concern
         -------------
The Company incurred losses from continuing operations of $320,397, $433,271 and $1,374,067 for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, current liabilities exceeded current assets by $3,000. In December 1996 the Company initiated a formal "Turnaround" plan because of the severe financial condition it was facing.

The Company has now turned its attention to moving out of the "Turnaround" phase. Management has devised a plan to accomplish this exit in two steps. Step One will focus on the internal growth of Azimuth and Step Two will focus on the development and implementation of a merger and acquisition strategy.

Step One. In October 1999, Azimuth changed its service provision to shift more focus to broader Safety Services offerings. This change is expected to expand the customer base by offering a wider range of services and by leading the sales process with Safety Services. Once a customer relationship is established with Safety Services, it is expected to allow for the sale of other service offerings, resulting in a higher revenue base per customer and ultimately an internal growth in revenue.

Step Two. The Company and its management agree that any appreciable growth in revenue will only result through a strategy of mergers and/or acquisitions or other consolidation with other service providers operating in the Company's fragmented industry. The Company is in the midst of developing its merger and acquisition strategy and although the Company is not currently a party to any binding agreements with respect to any specific targets of this strategy, a broad profile of target companies has been developed.

Note 16.  Subsequent Event
          ----------------
On December 30, 1999 the Board of Directors awarded stock options to the directors to purchase an aggregate of 350,000 shares. All such options provide for an exercise price of $.10 per share, all are exercisable at the grant date and all expire on December 30, 2004. The exercise price applicable under such outstanding stock options represent 100% of the fair market value of the underlying common stock as of the date that such options were granted, as determined by the Board of Directors of the Company on the date that such options were granted.

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
          ----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

CHANGE IN AUDITOR
-----------------

     The Company contacted its auditor, McGladrey & Pullen, LLC ("McGladrey"), in May of 1999 to discuss the need to complete the audits of its financial statements for the years ended December 31, 1998, 1997 and 1996 so that it could file the require annual10-KSB reports for those years. The Company had $37,812 outstanding in past due fees to McGladrey of which $20,657 related to fees for the 1995 audit; $12,750 related to accounting services in connection with due diligence services for a terminated merger and regulatory matters during 1996; and $4,405 related to fees in connection with preliminary audit services for the 1996 calendar year performed in early 1997. The 1996 audit was not completed as the Company was experiencing severe cash flow problems.

     In discussing the past due fees and the audit services, McGladrey communicated that it might not be possible for them to continue as auditors. Company management indicated to McGladrey that it would consider alternatives and make a decision regarding these matters.

     In connection with the audit of financial statements as of and for the year ended December 31, 1995, there were no disagreements with McGladrey & Pullen, LLP on any matter of accounting principles, financial disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

     The audit report of McGladrey & Pullen, LLP on the consolidated financial statements of Envirometrics, Inc. as of and for the year ended December 31, 1995 did not contain any adverse opinion or disclaimer of opinion; however, the 1995 opinion was modified with respect to an emphasis of a matter paragraph discussing recurring losses from operations and decreases in working capital issues confronting the Company.

     In October 1999 the Company notified McGladrey that it had engaged the firm of Welch, Roberts & Amburn, Certified Public Accountants, LLP, to conduct the audits of its financial statements for the years ended December 31, 1998, 1997 and 1996.

                                    PART III

ITEM 9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS  AND
--------------------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

     On January 26, 1996 Robin A. Bowers was elected as Secretary of the Company. On February 28, 1996, Patrick H. Cooper, Vice President of Operations of the Company's subsidiary, Envirometrics Products Company, resigned as an Officer and Director of the Company. On March 22, 1996, at a regularly scheduled meeting of the Board of Directors, Richard D. Bennett submitted his resignation as Chairman of the Board of Directors, a position he held since March 1995. Richard H. Guilford was elected as Chairman of the Board at that time. At that meeting the following Directors were also elected; Ward W. Johnson, Andrew C. Gillette and Maurizio F. Giabbai.

     As of May 4, 1996, Mr. Bennett L. Helms resigned from the Board of Directors. Mr. Andrew C. Gillette resigned as Director on July 31, 1996. David
R. Drescher resigned as a Director on October 15, 1996. In November 1996, Mr. Ward Johnson resigned from the Board of Directors.

     On November 14, 1996, Mr. Richard D. Bennett resigned as President & Chief Executive Officer and Director of Envirometrics, Inc. At that time, the remaining Board of Directors requested that Mr. Walter H. Elliott, III step into the position as acting President and CEO. Mr. Elliott accepted such positions and also became a member of the Board of Directors of the Company.

     On October 31, 1997 Ms. Robin Bowers resigned as Secretary of the Corporation and as an employee. Ms. Elsie L. Rose was elected as Secretary at that time.

     On January 28, 1999 Ms. Elsie L. Rose was appointed as a Director of the Company.

     The following table sets forth certain information concerning the directors and executive officers of the Company as of December 31, 1999.

Directors and Executive Officers
--------------------------------
      Name                    Age    Position
      ----                    ---    --------
Walter H. Elliott, III         44    President,Chief Executive Officer; Director
Elsie L. Rose, CPA             44    Treasurer, Acting Chief Financial Officer,
                                     Secretary; Director

Charles E. Feigley, Ph.D.      54    Director
Richard H. Guilford            70    Chairman of the Board of Directors
Maurizio F. Giabbai, Ph.D.     50    Director

     Walter H. Elliott, III - President, Chief Executive Officer & Director. He joined the Company in 1988 as Director of Marketing for Azimuth, Inc. and took on these duties as well for Envirometrics Products in 1989. He subsequently was appointed as the Chief Operating Officer in March 1990, with responsibility for complete business operations at Envirometrics Products. Mr. Elliott brings many years of marketing and sales experience which he gained as a sales and technical service representative and Product Manager from 1982 to 1986 at Organon Teknika, Inc. (formerly Litton Bionetics, Inc.), a provider of health care products. Mr. Elliott graduated with honors from Clemson University with a B.S. in Microbiology (1977).

     Elsie L. Rose, CPA - Ms. Rose was elected Treasurer of the Company in August 1995, Acting CFO in November of 1996 and Director in January 28, 1999. Ms. Rose was a founder of of The United States Company and is a Director and its Treasurer. The United States Company is a privately held management company specializing in forming strategic partnerships with small and medium sized businesses to provide management, financing, accounting, marketing, and technology support. Ms. Rose has practiced public accounting, primarily in Richmond, Virginia, for over 18 years. Ms. Rose was a senior manager at Deloitte & Touche, LLC before joining a local Richmond, Virginia Certified Public
Accounting Firm in 1989. She began practicing as a sole practitioner before formation of the firm of Rose, Sanderson & Creasy, LLC, in 1992. Ms. Rose is currently a member of that firm. Ms. Rose graduated with honors from Virginia Commonwealth University with a B.S. in Accounting in 1979.

     Charles E. Feigley, Ph.D., MSPH, CIH - Dr. Feigley co-founded Azimuth, Incorporated while serving as Chairman of Environmental Health Sciences at the University of South Carolina. Dr. Feigley brings extensive experience in engineering and research through his employment history with the University of South Carolina as an Assistant and Associate Professor, a Research Associate at the University of North Carolina, as an Environmental Control Engineer at Diamond Shamrock Chemical Company, a chemical manufacturer, and as an Engineering Aid with the U.S. Naval Marine Engineering Laboratory. Dr. Feigley is a Board Member of the Company, and currently serves in various positions within industry councils and professional societies. He is also a Diplomat for the American Academy of Industrial Hygiene and a member of the Editorial Board of Applied Industrial Hygiene. Dr. Feigley is a graduate of the University of Delaware with a B.S. degree in Chemical Engineering (1967), of Rutgers University with a M.S. degree in Environmental Sciences (1971), and of the University of North Carolina with a Ph.D. in Environmental Sciences and Engineering (1977). He is certified in the "Comprehensive Practice of Industrial Hygiene" by the American Board of Industrial Hygiene.

     Richard H. Guilford - Mr. Guilford is currently employed by and serves as the Executive Vice President and Director of Imtek, Incorporated and Imtek Office Solutions, Inc. From March 1995 until August 1999, Mr. Guilford had been the Chairman of The United States Company, a privately held management company specializing in forming strategic partnerships with small and medium sized business to provide management, financing, accounting, marketing and technology support. Mr. Guilford was a founder of HazWaste Industries Incorporated in 1987 and served as Chairman of the Board and Treasurer until February 1995. HazWaste was ranked by Inc. Magazine among the top 500 fastest growing privately held companies in the Untied States in 1992, 1993 and 1994. In early 1995, HazWaste Industries Incorporated was acquired by The Earth Technology Corporation, USA, a publicly owned international environmental company. Mr. Guilford graduated from the Executive Management Program of the University of Virginia Graduate School of Business in 1964 where he was President of his class. He was a finalist in the Entrepreneur of the Year contest in 1993 and 1994 conducted by Merrill Lynch, Ernst & Young, and Inc. Magazine.

     Maurizio F. Giabbai, Ph.D. - Dr. Giabbai was elected Director of the Company in March 1996. Dr. Giabbai a co-founder of The STAR* Group (formerly HazWaste Inc.) and is Chairman of The United States Company. Dr. Giabbai has over 23 years of professional experience in analytical and environmental chemistry and management of major projects applied to environmental/hazardous waste management programs. He held positions in academia for over 10 years as a research scientist, and has over 10 years business management experience of environmental consulting/engineering/remediation companies. He was the co-founder of HazWaste Industries Incorporated in 1987, a $50 million consulting/remediation firm, which was listed for three consecutive years among the Inc. 500 fastest growing companies in U.S. Dr. Giabbai was with HazWaste Industries Incorporated until February 1995. He is a graduate of the Technical Institute G.L. Bernini (1968). He received his Doctorate in Chemistry from the University of Rome in 1976 and served as Post-doctoral Research Associate at the University of Alabama in 1977-1978 when he relocated to the United States of America. He recently completed the MBA program at Georgia State University (May
1999).

Significant Employees
---------------------
     Richard D. Bennett, MSPH, CIH - Mr. Bennett co-founded Azimuth, Incorporated and serves as its President. He also serves as Senior Vice President of the Company and the Director of Technical Services. Prior to co-founding Azimuth, Mr. Bennett was the supervising Industrial Hygienist at Charleston Naval Hospital (1983 to 1986), an Industrial Hygienist at the
Charleston Naval Shipyard (1981 to 1983), an Industrial Hygiene Research Assistant at the University of South Carolina (1980-1981), and a Chemist at Campbell Soup Company (1977 to 1979). Mr. Bennett graduated with a B.S. degree, cum laude, from Clemson University in 1977 and earned an MSPH (Master of Science in Public Health) in Environmental Health Sciences, School of Public Health, University of South Carolina in 1982. He is certified in the "Comprehensive Practice of Industrial Hygiene" by the American Board of Industrial Hygiene.

     Mr. Bennett has recently informed the Company's management that he intends to resign his positions as Senior Vice President and Director of Technical Services for the Company, and President of Azimuth, effective February 18, 2000. (The Company intends to commence an executive search to find a replacement for Mr. Bennett in advance of his departure).

     James W. Brown, CSP, CHMM - Mr. Brown joined Azimuth, Inc. in October, 1999 and is Director of Risk Management Services for Azimuth, Incorporated. His expertise in OSHA, EPA, and DOT regulatory compliance consulting, safety and environmental program administration, technical training, and risk management decision-making spans 21 years in Federal government and private industry. Mr. Brown's employment history includes assignments as Corporate Safety/Environmental Manager for an international machining and assembly company; Commercial Sales Executive for an insurance broker providing loss prevention and environmental liability products; Risk Control Consultant for an insurance company servicing clients in general industry and construction; and Safety Director for a manufacturing plant in the secondary lead smelting & refining industry. Mr. Brown holds a B.S. in Engineering/Management from the U.
S. Naval Academy and an M.S. in Systems Management from the University of Southern California. He is designated a Certified Safety Professional (CSP/Comprehensive Practice) and a Certified Hazardous Materials Manager (CHMM/Senior Level). Mr. Brown is President-Elect of the American Society of Safety Engineers' Low Country Chapter in Charleston, SC. He is a Commander in the U.S. Navy Reserves.

Board Committees
----------------
     The Company has Audit and Compensation Committees. The responsibilities of the Audit Committee include recommending to the Board of Directors the firm of independent accountants to be retained by the Company, reviewing with the Company's independent accountants the scope and results of their audits, and reviewing with the independent accountants and Management the Company's accounting  and reporting  principles,  policies and  practices,  as well as the
Company's accounting, financial and operating controls and staff. The Compensation Committee has responsibility for establishing and reviewing employee compensation plans. The Compensation Committee also administers the Company's stock option plan.

     During the "Turnaround" phase of the Company's operations, the full Board of Directors has acted to function as the Audit and Compensation Committees of the Board of Directors and there have not been separate meetings of those committees.

Compliance with Section 16(a) Of the Exchange Act.
--------------------------------------------------
     To the knowledge of the Company, except as set forth below, no officers, directors, beneficial owners of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any other person subject to Section 16 of the Exchange Act with respect to the Company, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal years, which ended December 31, 1996, 1997 and 1998.

     None of Walter H. Elliott, III, Richard H. Guilford, Elsie L. Rose, Charles
E. Feigley,  Maurizio F. Giabbai, Richard D. Bennett, The United States Company,
H. E. Igoe and Shakespeare Partners, L.P. who are all Directors, Officers and/or 10% stock holders have timely filed reports under Section 16 of the Exchange Act with respect to the Company since the beginning of the Company's 1996 fiscal year. On January 27, 2000 each of such persons filed a Form 5 under Section 16 of the Exchange Act with respect to their holdings of relevant equity securities of the Company as of the end of the Company's 1999 fiscal year.





ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

                           SUMMARY COMPENSATION TABLE
                           --------------------------
                              Annual Compensation*
                              --------------------                Other Annual
                                     Year    Salary     Bonus    Compensation($)
                                     ----    ------     -----    ---------------
                                        ($)   ($)

Name and Principal Position
---------------------------


Walter H. Elliott, III                1998   $59,500      0           0
President and Chief                   1997    59,500      0           0
Executive Officer (Nov.96             1996    85,000      10,000      0
until present)                        1995    65,000      0           0
President, EPC (Until Nov 96)         1994    65,000      0           0

Richard D. Bennett                    1996    90,000      0           0
President and Chief Executive         1995    90,000      0           0
Officer (Feb.95-Nov.96)               1994    90,000      0           0
Ex. V.P. (Until Feb.95)
================================================================================

                             Long-Term Compensation
                             ----------------------
                               Awards                   Payouts
                               ------                   -------

                                           Securities
                            Restricted    Underlying
                             Stock        Options/     LTIP         All Other
                             AWARD(S)     SARS(#)(1)  PAYOUTS($) COMPENSATION(2)
                             --------     ----------  ---------- ---------------
                               ($)                                     ($)
Walter H. Elliott, III
                       1998      0          0           0            0
                       1997      0          0           0            0
                       1996      0          0           0            0
                       1995    5,000        0           0            0
                       1994      0          0           0            0

Richard D. Bennett
                       1996      0        15,000        0            0
                       1995      0        15,000        0            1,871
                       1994      0        15,000        0            1,828
================================================================================

               * Does not include personal benefits and other forms of non-cash compensation that did not in the aggregate exceed 10% of the aggregate amount of cash compensation for the subject individual.

               (1) Represents stock options granted in January 1994. See "Stock Option Plan".

               (2) Amounts for Richard D. Bennett includes: Company matching payments to Section 401(k) Plan - $15 for 1994 and $18 for 1995, and disability insurance premiums of $1,813 for 1994 and $1,873 for 1995.

Employment  Agreements
---------------------
     Effective as of September 1, 1991 (as amended effective October 1, 1993), the Company entered into a separate employment, non-disclosure and non-competition agreement with each of Messrs. Richard D. Bennett and Charles E. Feigley, pursuant to which such persons agreed to serve as President and Chief Executive Officer and Executive Vice President and Vice President of Azimuth Incorporated, respectively, through December 31, 1996. Mr. Bennett was appointed to the positions of Chairman, President and Chief Executive Officer of the Company in February 1995. (Mr. Bennett served as the Chairman of the Board until March 22, 1996 and as President and CEO until November 14, 1996). The employment agreements (as amended) provide for minimum annual base salaries to each of Messrs. Bennett and Feigley of $90,000 and $12,000, respectively, and benefits comparable to those provided to other Company employees. The agreements further provide that each such executive officer is required to (i) devote substantially all of his business time to the performance of his duties and responsibilities to the Company, (ii) assign to the Company all proprietary technology, inventions and other intellectual property relating to the Company's business, designed, developed or created by any one or more of such persons or their affiliates, and (iii) keep confidential all proprietary information, trade secrets and other confidential information acquired or obtained by him during the course of his employment. Each of such employment agreements prohibits the employee from engaging in any competitive activities with the Company during the course of his employment with the Company, and for a period of one year following termination of employment if such employee terminates his employment or is terminated for cause (as defined).

     In January 1997 the Company terminated employment with Charles E. Feigley because of the financial condition of the Company. Dr. Feigley continues to serve as a Director of the Company and works for the Azimuth subsidiary under an informal subcontractor arrangement.

     On November 14, 1996 Mr. Richard Bennett resigned as President, Chief Executive Officer and Director. Effective January 1997 the Company entered into a separate employment agreement with Mr. Bennett pursuant to which Mr. Bennett agreed to serve as Senior Vice President of the Company and President of Azimuth, Inc. The employment agreement provides for a minimum annual base salary to the employee of $65,000 and benefits comparable to those provided to other Company employees. In addition to the base salary, the employment agreement provides for a Performance Bonus Plan whereby a bonus is paid when "New Clients" contribute Net Revenues. Net Revenues are defined as gross revenues minus any subcontractor expenses. The bonus equates to 3% of the first $100,000, 4% of the second $100,000 and 5% of the third $100,000 in Net Revenues. The employment agreement prohibits the employee from engaging in any competitive activities with the Company during the course of his employment with the Company, and for a period of six months following termination of employment for any reason.

     On May 15, 1996 the Company entered into a revised employment agreement with each of its two chemists, Thomas Wilkie and Cameron Stephens. In addition to the base salary of $60,000, the Company agreed to pay each a royalty equal to 2.5% of annual gross sales of all ACT cards and a cash bonus of $5,000 for each new chemical for which a monitoring card was developed. The initial term of the employment agreement terminated on December 31, 2000, with two-year automatic renewals at the end of the first term. On October 20, 1997, the Company signed a Mutual Release of Claims Agreement with Messrs. Wilkie and Stephens to supersede the Employment, Royalty and Non-disclosure Agreement, dated May 15, 1996. The Mutual Release Agreement released the chemists from employment and released the Company from its future obligations under their employment agreements. Under the terms of this Agreement the chemists are granted options to purchase 50,000 shares each of the Common Stock of the Company at $0.25 per share.

Stock Option Plan
-----------------
     In January 1994, the Board of Directors of the Company adopted the Company's Stock Option Plan, as previously authorized by the Company's stockholders (the "Plan"). Under the Plan, officers, directors, key employees and/or consultants of the Company can receive incentive stock options and non-qualified stock options to purchase up to an aggregate of 150,000 shares of the Company's Common Stock (of which no more than 50,000 shares may be pursuant to incentive stock options, and no more than 100,000 shares may be pursuant to non-qualified stock options). On January 1, 1994, the Company's Board of Directors awarded under the Plan non-qualified stock options to purchase an aggregate of 75,000 shares. All of such options were granted to the then serving officers of the Company, all provide for an exercise price of $2.00 per share, all were exercisable beginning on January 1, 1995 and all expired on December 31, 1998 (subject to prior termination in accordance with the applicable stock option agreements). The exercise price applicable under such outstanding stock options represents 100% of the fair market value of the underlying Common Stock as of the date that such options were granted, as determined by the Board of Directors of the Company on the date that such options were granted.

     On March 31, 1995 the Board of Directors awarded under the Plan stock options to purchase an aggregate of 34,500 shares. The Board of Directors granted 23,000 incentive stock options, and 11,500 non-qualified stock options to plan participants. All of such options provide for an exercise price of $3.625 per share, all are exercisable at the grant date and 23,000 incentive stock options expire on March 20, 2005, 1,500 non-qualified stock options expired on March 20, 1998 and 10,000 non-qualified stock options expire on March 20, 2003 (subject to prior termination in accordance with the applicable stock option agreements). The exercise price applicable under such outstanding stock options represents 100% of the fair market value of the underlying common stock as of the date that such options were granted, as determined by the Board of Directors of the Company on the date that such options were granted.

     On April 17, 1996 the Board of Directors awarded under the Plan incentive stock options to purchase an aggregate of 23,750 shares. All of such options provide for an exercise price of $1.88 per share, all are exercisable at the grant date and all expire on April 16, 2006 (subject to prior termination in accordance with the applicable stock option agreements). On December 10, 1996 the Board of Directors awarded under the Plan non-qualified stock options to purchase an aggregate of 30,000 shares. All of such options provide for an exercise price of $2.38 per share, all are exercisable at the grant date and all expire on December 9, 2004 (subject to prior termination in accordance with the applicable stock option agreements). The exercise price applicable under such outstanding stock options represents 100% of the fair market value of the underlying common stock as of the date that such options were granted, as determined by the Board of Directors of the Company on the date that such options were granted.

     During the period 1996 through 1998, 23 employees who were holding incentive stock options left the employment of the Company without exercising their options. Subject to the stock option agreements, their options terminated on the effective dates of their resignations. Of the 88,250 issued in March, 1995 and April and December, 1996, 42,250 options have expired, (40,750 incentive stock options and 1,500 non-qualified stock options).

     On January 28, 1999 the Board of Directors awarded under the Plan incentive stock options to purchase an aggregate of 40,000 shares. All of such options provide for an exercise price of $0.10 per share, all are exercisable at the grant date and all expire on January 27, 2009 (subject to prior termination in accordance with the applicable stock option agreements). The exercise price applicable under such outstanding stock options represents 100% of the fair market value of the underlying common stock as of the date that such options were granted, as determined by the Board of Directors of the Company on the date that such options were granted. 10,000 options expired on September 4, 1999 when the employee resigned employment.

     With respect to incentive stock options, the Plan provides that the exercise price of each such option must be at least equal to 100% of the fair market value of the common stock on the date that such option is granted (and 110% of fair market value in the case of stockholders who, at the time the option is granted, own more than 10% of the total outstanding common stock), and requires that all such options have an expiration date not later than that date which is one day before the tenth anniversary of the date of the grant of such options (or the fifth anniversary of the date of grant in the case of 10% stockholders). However, with certain limited exceptions, in the event that the option holder ceases to be associated with the Company, or engages in or is involved with any business similar to that of the Company, such option holder's incentive options immediately terminate. Pursuant to the provisions of the Plan, the aggregate fair market value, determined as of the date(s) of grant, for which incentive stock options are first exercisable by an option holder during any one calendar year cannot exceed $100,000.

     With respect to non-qualified stock options, the Plan requires that the exercise price of all such options be at least equal to 100% of the fair market value of the Common Stock on the date such option is granted, provided that non-qualified options may be issued at a lower exercise price (but in no event less than 85% of fair market value) if the net pre-tax income of the Company in the full fiscal year immediately preceding the date of the grant of such option (the "Prior Year") exceeded 125% of the mean annual average net pre-tax income of the Company for the three fiscal years immediately preceding such Prior Year. Non-qualified options must have an expiration date not later than that date which is the day before the eighth anniversary of the date of the grant of the subject option. However, with certain limited exceptions, in the event that the option holder ceases to be associated with the Company, or engages in or becomes involved with any business similar to that of the Company, such option holder's non-qualified options immediately terminate.

     The Plan further provides that non-qualified options may (but need not) include a provision that, in the event of any change in control and management of the Company or any sale of the business of the Company, except to the extent that the subject option holder affirmatively elects during a limited period of time following such event to permanently revoke and terminate the subject non-qualified option (in whole or in part) and/or to reaffirm all or any portion of such non-qualified option without giving effect to the reduction in exercise price herein described, then the otherwise applicable exercise price in respect of such option may thereafter be reduced (but not by more than 50%) in the event that, and at such time(s) as, the subject option holder thereafter exercises such option (or the non-revoked and non-reaffirmed portion thereof, as the case may be).

     The Plan is administered by the Compensation Committee of the Company's Board of Directors, which has wide discretion in determining the recipients of options, the amounts of options awarded, and various other terms and conditions applicable to options granted under the Plan. In determining whether and to what extent specific employees will be awarded options, the Compensation Committee takes into account the value of the specific employee's services to the Company, the employee's time in service, the long-term prospects for the employee to handle additional responsibilities within the Company, and such other factors as the Compensation Committee may deem relevant in order to reward and motivate the Company's key employee.

     The following tables set forth information concerning the exercise of options during the 1996,1997 and 1998 fiscal years, the number of unexercised options, and the value of such unexercised options, for the executive officers named in the Summary Compensation Table.


                         Aggregated Option/SAR Exercise
            in Fiscal Year ended 12/31/96 and FY-End Option/SAR Value
                                                                           Value of Unexercised in the
                              Shares                      Number of             Money Options/
                            Acquired On     Value     Unexercised Options/      SAR at FY-End($)
Name                         Exercise#    Realized($) SAR AT Year End(#)    Exercisable/Unexercisable
----                        -----------   ----------- -------------------   -------------------------

Walter H. Elliott, III          -            -            ---/5,000                $---/$938

Richard D. Bennett              -            -            ---/15,000               $---/$2,814


                         Aggregated Option/SAR Exercise
            in Fiscal Year ended 12/31/97 and FY-End Option/SAR Value
                                                                           Value of Unexercised in the
                              Shares                      Number of             Money Options/
                            Acquired On     Value     Unexercised Options/      SAR at FY-End($)
Name                         Exercise#    Realized($) SAR AT Year End(#)    Exercisable/Unexercisable
----                        -----------   ----------- -------------------   -------------------------

Walter H. Elliott, III          -            -            ---/5,000                $---/$100


                         Aggregated Option/SAR Exercise
            in Fiscal Year ended 12/31/98 and FY-End Option/SAR Value
                                                                           Value of Unexercised in the
                              Shares                      Number of             Money Options/
                            Acquired On     Value     Unexercised Options/      SAR at FY-End($)
Name                         Exercise#    Realized($) SAR AT Year End(#)    Exercisable/Unexercisable
----                        -----------   ----------- -------------------   -------------------------

Walter H. Elliott, III          -            -            ---/5,000                $---/$310



Compensation Policy and Other Compensation
------------------------------------------
     During the fiscal years ended December 31, 1996 through 1998 the Company's Board of Directors determined all compensation matters relating to the Company's executive officers.

     The Board of Directors of the Company in the past determined that the best way to attract and retain highly capable employees on a basis that will encourage them to perform at increasing levels of effectiveness and to use their best efforts to promote the growth and profitability of the Company and its subsidiaries, was to enter into employment agreements with its senior executive officers. Mr. Bennett is employed under such a contract with the Company. During the "Turnaround" phase there have been no additional senior executive officers recruited and Mr. Elliott has served without an employment contract. The Company believes that its compensation levels as to all of its employees are comparable to industry standards. See "Employment Agreements".

     In setting levels of compensation under Mr. Bennett's employment contract, and in approving management's compensation of all other Company employees (including Mr. Elliott), the Board of Directors has evaluated the Company's overall performance, the contribution of particular individuals to Company performance and industry compensation standards.

     The Company has adopted a policy of compensating non-employee Directors at the rate of $500 per meeting (plus reasonable out-of-pocket expenses in a manner consistent with past practice) for attendance at meetings of the Company's Board of Directors. At this time, Richard H. Guilford, Maurizio F. Giabbai, PhD, Charles E. Feigley, PhD and Elsie L. Rose, CPA are the only directors eligible to be compensated pursuant to this policy. The Board agreed to suspend this policy until such time as the Company is financially stable.

     On December 30, 1999 the Board of Directors awarded stock options outside of the Plan to members of the Board of Directors and to Mr. Elliott to purchase an aggregate of 350,000 shares. All of such options provide for an exercise price of $.10 per share, all are exercisable at the grant date and all expire on December 29, 2004. The exercise price applicable under such outstanding stock options represents 100% of the fair market value of the underlying common stock as of the date that such options were granted, as determined by the Board of Directors of the Company on the date that such options were granted.

Item 11. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------

     The following table sets forth certain information regarding shares of common stock beneficially owned as of December 31, 1999 by (i) each person known by the Company to be the beneficial owner of more than 5% of outstanding common stock, (ii) each of the Company's officers and/or directors, and (iii) all officers and directors as a group. Except as otherwise indicated, the Company believes, based on information furnished by such owners, that the beneficial owners of the Common Stock listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

================================================================================
                              Amount of Common Stock   Percentage of Outstanding
     Name                       Beneficially Owned           Common Stock
================================================================================
Richard D. Bennett                   384,597(1)                 10.56%
107 Springfield Place
Goose Creek, SC  29445
--------------------------------------------------------------------------------
Charles E. Feigley, PhD              187,864(10)                 5.09%
2538 Wheat Street
Columbia, SC  29205
--------------------------------------------------------------------------------
Walter H. Elliott, III               349,849(2)(3)(6)(11)        9.11%
205 Walnut Hill Drive
Summerville, SC 29485
--------------------------------------------------------------------------------
Patrick H. Cooper                    221,614                     6.09%
3306 Cottonfield Drive
Mt. Pleasant, SC 29464
--------------------------------------------------------------------------------
Jack E. Bennett                      229,503(5)                  6.30%
403 E. Marion Street
Kershaw, SC  29067
--------------------------------------------------------------------------------
Shakespeare Partners, L.P.           584,730(9)                 14.56%
21 Legare Street
Charleston, SC  29401
--------------------------------------------------------------------------------
H. E. Igoe                           724,730(8)                 18.05%
21 Legare Street
Charleston, SC 29401
--------------------------------------------------------------------------------
Michael McGehee                      304,080                     8.35%
1 North Adgers Wharf
Charleston, SC 29401
--------------------------------------------------------------------------------
The United States Company            683,240(7)                 16.27%
1051 Technology Park Drive
Glen Allen, Virginia   23060
--------------------------------------------------------------------------------
Richard H. Guilford                  277,747(7)(10)              7.16%
5900 Patterson Avenue, Chalet 9
Richmond, Virginia   23226
--------------------------------------------------------------------------------
Maurizio F. Giabbai, PhD             277,747(7)(10)              7.16%
5652 Buttonwood Court
Stone Mountain, Georgia   30087
--------------------------------------------------------------------------------
Elsie L. Rose                        340,280 (4)(7)(10)          8.75%
12645 Mount Hermon Road
Ashland, Virginia   23005
================================================================================
All Directors and Executive Officer  1,433,486(2) (3) 4)(6)     31.10%
as a group (five persons)                     (7)(10)(11)
================================================================================

(1) Includes 127,011 shares issued in November 1999.

(2) Includes 93,174 shares issued in November 1999.

(3) Includes exercisable options to purchase up to 5,000 shares of Common Stock at $3.63 per share granted under the Plan.

(4) Includes 14,400 shares issued in lieu of 1998 accrued compensation in January 1999 and 31,884 shares issued in November 1999.

(5) Includes exercisable options to purchase up to 2,000 shares of Common Stock at $2.00 per share granted under the Plan.

(6) Includes 44,175 shares of Common Stock assuming conversion of shares of the Series B Preferred stock held at a 5 shares of Common Stock to 1 share of Preferred Stock conversion rate.

(7) Includes 125,000 shares of Common Stock issued to The United States Company ("USC"). Includes 558,240 shares of Common Stock, assuming conversion of the shares of Series B Preferred Stock held at a 5 shares of Common Stock to 1 share of Preferred Stock conversion rate. Richard H. Guilford, Chairman of the Board of the Company, Maurizio F. Giabbai, Ph.D., a Director of the Company, and Elsie
L. Rose, CPA, the Treasurer of the Company, are principals in USC. Messrs. Guilford and Giabbai, and Ms. Rose, each owns a one-third interest in The United States Company and based upon the organizational documents of USC has beneficial ownership of one-third of the securities in which it invests (including the Company's Securities).

(8) H. E Igoe is the General Partner of Shakespeare Partners, LP. Includes shares of Common Stock and Preferred Stock held by Shakespeare Partners, L.P., of which Mr. Igoe has beneficial ownership.

(9) Includes 374,390 shares of Common Stock, assuming conversion of the Series C Preferred Stock held at a 5 shares of Common Stock to 1 share of Preferred Stock conversion rate.

(10) Includes exercisable options to purchase up to 50,000 shares of Common Stock at $0.10 per share, awarded in December 1999 to Directors: Guilford, Rose, Giabbai and Feigley.

(11) Includes exercisable options to purchase up to 150,000 shares of Common Stock at $0.10 per share, awarded in December 1999.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Pursuant to a Loan Agreement, dated March 9, 1995 (the "Loan Agreement"), by and among the Company, Messrs. Richard D. Bennett, Robert J. Nagy (a former officer) and Patrick H. Cooper (a former director) (the "Pledgors"), and H. E. Igoe, Jr. ("Igoe"), Igoe agreed to lend to the Company up to $300,000 in two installments of $150,000 each (collectively, the "Loan Principal"). To date, 150,000 shares of common stock have been issued to Igoe's designee under the Loan Agreement. On January 15, 1996, $100,000 was paid to Igoe's designee and the agreement was modified and the due date on the remaining balance of $200,000 was extended to January 15, 1997. The note agreement contains a conversion option which allows the stockholder/lender to convert the note to shares of common stock at a conversion price of $1.50 per share. Igoe released 95,340 shares of Company common stock pledged by Richard D. Bennett and 141,133 of shares of Company common stock pledged by Patrick H. Cooper, which resulted in 226,020 of shares of Company common stock pledged by the Pledgors.

     On July 11, 1995 the Company entered into an agreement with The United States Company ("USC") for USC to provide management services to the Company. The agreement provided for monthly expense fees of $15,000 and for warrants to purchase up to 600,000 shares of the Company's stock at a price of $2.0625 per share. The warrants, which are unregistered, vested based on performance standards and time. During the year ended December 31, 1995, 300,000 unregistered warrants were issued under this agreement. During 1996, 300,000 additional warrants were issued under this agreement.

     On December 24, 1996, the Company, USC and each of Messrs. Guilford and Giabbai and Ms. Rose (with such individuals being collectively referred to as the "USC Principals") entered into an agreement (the "Memorandum Agreement") pursuant to which certain outstanding indebtedness owed to USC by the Company and all other expense reimbursements and compensation which may have been owed by the Company at that date to any of USC or the USC Principals, was settled and paid with the delivery by the Company of two promissory notes (the "New Notes") in the aggregate principal of $171,000, which New Notes were made payable by the Company to USC. The principal of the New Notes was to be paid as follows: (i) out of the proceeds of certain mortgage loans held by the Company (which resulted from the Company's sale of certain real property), with the resulting note bearing interest at 8.75% per annum; and (ii) $136,000 being due and payable in 60 equal monthly installments of $2,629.26 (including 6% per annum interest), with the final payment to be made on December 15, 2001, with principal payments to USC only made to the extent that the Company receives interest payments under a specified second mortgage held by the Company on property owned by a non-affiliate of the Company.

     Any unpaid principal due under the New Notes is payable out of the net proceeds of a public or private securities offering by the Company which exceed $1,000,000.

     Repayment of the New Notes was secured under a security agreement granting to USC (i) a security interest in the Company's rights under the $600,000 Trico Note delivered to the Company upon its sale of the Trico Business on July 26, 1996; and (ii) all of the Company's rights under a pledge agreement, dated July 26, 1996, between Andrew Gillette and the Company, pursuant to which Mr. Gillette pledged to the Company all of his interest in the Trico shares he acquired from the Company in connection with his purchase of the Trico business. As part of the Memorandum Agreement, the Company also issued to USC 125,000 unregistered shares of its Common Stock (the"Exchange Shares").

     As a result of the Memorandum Agreement, all outstanding or unissued warrants, options or other rights for the issuance of Company shares held by USC or the USC principals were terminated and released, and the Company, USC and the USC principals extended mutual releases of all existing and potential claims and liabilities one against the other, related to that certain agreement, dated July 11, 1995, between USC and the Company (see above). The Exchange Shares were subject to limited demand and piggyback registration rights granted by the Company.

     The United States Company, had outstanding notes due from the Company bearing principal of $208,727 and $221,000 in 1997 and 1996, respectively. During 1998, $207,296 (93 %) of debt to the United States Company was converted to 111,648 shares of Series B Preferred Stock. Richard H. Guilford, Chairman of the Board of the Company, Maurizio F. Giabbai, Ph.D., a Director of the Company, and Elsie L. Rose, CPA, the Treasurer of the Company, are Principals in USC.

     Shakespeare Partners, LTD, whose general partner is a stockholder of the Company, had outstanding notes due from the Company amounting to $250,000, $287,685 and $195,000 at December 31, 1998, 1997 and 1996, respectively. During 1998, approximately $149,700 of outstanding debt was converted to 74,878 shares of Series C Preferred Stock.

     In December 1998 the Company entered into an agreement with Shakespeare Partners, LTD and its General Partner to sell the Company's secured note receivable from Trico Incorporated, received upon the sale of the Trico business, bearing outstanding principal of $364,427, to the General Partner's retirement plan for $260,000. This resulted in a loss to the Company of $104,427, which was recorded in December 1998.

     The President and CEO converted to equity 100% of his outstanding notes during 1998. Approximately $17,700 was converted to 8,835 shares of Series B Preferred Stock.

     Pursuant to an agreement, dated February 4, 1999, Azimuth agreed to engage Patrick Cooper as an independent contractor to provide asbestos analysis and other consulting services. The services are provided at rates specified in the Agreement (generally 50% of the rate charged to Azimuth clients for work performed by Mr. Cooper), with the term of the agreement being initially one-year, subject to successive one-year renewal periods; provided, that the agreement may be terminated by either party on 30 days notice.

     On November 23, 1999, the Board of Directors who were recipients of options to acquire an aggregate of 700,000 shares of Company Stock at an exercise price of $0.10 per share, agreed to terminate all such options (the "Terminated Option"). On December 30, 1999 the Board of Directors awarded stock options outside of the Plan to the Board of Directors and CEO to purchase an aggregate of 350,000 shares. All of such options provide for an exercise price of $.10 per share (the "New Options"), all are exercisable at the grant date and all expire on December 29, 2004. The exercise price applicable under such outstanding stock options represents 100% of the fair market value of the underlying common stock as of the date that such options were granted, as determined by the Board of Directors of the Company on the date that such options were granted. All of the Terminated Options and the New Options were granted by the Board of Directors to the recipients in lieu of directors fees and other monetary compensation, in order to maintain the continued service of the recipients on behalf of the Company. All references to stockholdings give effect to all prior stock splits.

ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 8-K
-------------------------------------------------

 (a) The following exhibits are filed along with this Report on Form 10-KSB:

Number  Description of Exhibit
------  ----------------------

  3.1   Amended and Restated Certificate of Incorporation of Registrant ........
  3.2   Amended and Restated By-laws of Registrant .............................
  3.3 Certificate of Designation of Series A, B, and C Preferred Stock of Envirometrics, Inc.
  4.2   1993 Stock Option Plan, including form of Stock Option Agreement. (1.)
  4.3   Warrant Amendment Extension dated April 15, 1999.
  10.1 Share Purchase Agreement dated October 17, 1991 between the Registrant and J. Buck Dowdy holder of all outstanding stock of Optichem, rightful owner of the ACT Card technology.
  10.2 March 26, 1992 Agreement between Registrant and Computer Control Corporation regarding the development of electronic card readers.
  10.3 Employment, Non-Disclosure and Non-Competition Agreement between Registrant and Richard Bennett, effective October 1, 1993. (1.)
  10.4 Certifications of accreditation from American Industrial Hygiene Association and State of New York Department of Health in respect of of Registrant's Azimuth Laboratory. (1.)
  10.5 Master Distributorship Agreement, dated as of January 1, 1996 by and between Envirometrics Products Company and Zellweger Analytics, Inc.
  10.6 Office Lease at 4055 Faber Place dated January 17, 1996 between Trico Envirometrics, Inc. (a wholly owned subsidiary of Registrant) and LPC of SC, Inc.
  10.7 Lease Amendment dated April 9, 1996 by and between the Registrant and Reba H. Wilkinson for research facility in NC.
  10.8 Master Factoring Agreement dated May 3, 1996 by and between Registrant, it's subsidiaries and Reservoir Capital Corporation
  10.9 Employment, Royalty and Non-Disclosure Agreement between Registrant and Cameron Stephens, chemist responsible for the ACT Card.
  10.10 Employment, Royalty and Non-Disclosure Agreement between Registrant and Tom Wilkie, chemist responsible for the ACT Card.
  10.11 Amendment to the March 26,1992 Agreement between Registrant and Computer Control Corporation dated June 18, 1996.

  10.12 Stock Purchase Agreement for Trico Envirometics, Inc. dated July 26, 1996 between Registrant, Andrew C. Gillette and Trico Envirometics, Inc.
  10.13 Unconditional Guaranty Agreement dated July 26, 1996 between Registrant, Andrew C. Gillette and Deborah B. Gillette in favor of Registrant.
  10.14 Security Agreement dated July 26, 1996 between Registrant and Trico Envirometrics, Inc.
  10.15 Pledge Agreement dated July 26, 1996 between Registrant and Andrew C. Gillette.
  10.16 $600,000 Promissory Note for the repurchase of Trico Envirometrics, Inc. dated July 26, 1996.
  10.17 Sublease of Suite  102  at  4055  Faber  Place  by   Registrant,   Trico
        Envirometrics, Inc.("Sublessee") and LPC of SC, Inc.(a subsidiary of The Liberty Corporation).
  10.18 Lease Agreement dated August 8, 1996 between Envirometrics Products Company (wholly owned subsidiary of Registrant) and Nicholas and Thalia Pavlatos.
  10.19 Commercial Real Estate Sales Agreement  between the Registrant and James
        W. Miller, M.D. dated October 7, 1996, regarding 9229 University Blvd.
  10.20 Commercial Real Estate Sales Agreement  between the Registrant and James
        W. Miller, M.D. dated October 7, 1996, regarding 1019 Bankton Dr.
  10.21 Lease Expiration Amendment dated November 13, 1996 by and between Azimuth, Inc.(wholly owned subsidiary of the Registrant) and Centoff Realty Co., Inc.
  10.22 Lease Agreement dated November 19, 1996 between Envirometrics Products Company (wholly owned subsidiary of Registrant) and Nicholas and Thalia Pavlatos.
  10.23 Lease Agreement dated December 17, 1996 by and between Registrant and James W. Miller, M.D. for the Corporate Facitlity located at 9229 University Blvd.
  10.24 Title to Real Estate from the Registrant to James W. Miller dated December 19, 1996, for Charleston County property.
  10.27 Title to Real Estate from the Registrant to James W. Miller dated December 19, 1996, for Berkeley County property.
  10.28 Memorandum of Lease between Registrant and its subsidiaries dated December 19, 1996.
  10.29 Tenant's Estoppel Certificate  from  Registrant,   in  favor  of  Beard
        Development Corporation dated December 19, 1996.
  10.30 Subordination Agreement by and between Registrant and Beard Development Corporation, dated December 19, 1996, for Charleston County.
  10.31 Promissory Note from James W. Miller to Registrant dated December 19, 1996, in the amount of $230,000.

  10.32 Mortgage and Security Agreement from James W. Miller to Registrant, dated December 19, 1996 for Berkeley County.
  10.33 Mortgage and Security Agreement from James W. Miller to Registrant, dated December 19, 1996 for Charleston County.
  10.34 Assignment of Leases and Guaranties from James W. Miller to Registrant dated December 19, 1996 for Berkeley County.
  10.35 Assignment of Leases and Guaranties from James W. Miller to Registrant dated December 19, 1996 for Charleston County.
  10.36 Closing Statement for Seller and Buyer dated December 19, 1996.
  10.37 Collateral Assignment of Proceeds for the James W. Miller, M.D. Real Estate Promissory Note by and between the Registrant and certain secured parties dated December 20, 1996.
  10.38 Employment Agreement for Richard Bennett after resignation as President and CEO.
  10.39 Sublease of Suite 210 at 4055 Faber Place dated March 18, 1997 by Registrant,Chase Mortagage Brokers, Inc.("Sublessee")and LPC of SC, Inc.
  10.40 Asset Purchase Agreement dated April 28, 1997 between Registrant and Multi-Metrics, Inc.
  10.41 Amendment to Master Factoring Agreement dated May 14, 1997 by and be-tween Registrant, its subsidiaries and Reservoir Capital Corporation.
  10.42 Agreement and Mutual Release of Claims between Registrant and Thomas A. Wilkie and Cameron R. Stephens.
  10.43 Asset Purchase Agreement dated November 14, 1997 between Registrant and Zellweger Analytics, Inc.
  10.44 Mutual Settlement and Release dated November 14, 1997 between Registrant and Zellweger Analytics, Inc.
  10.45 Preferred Stock Subscription and Conversion Agreement and Investment Representations dated November 14, 1997 by Zellweger Analytics, Inc.
  10.46 Agreement by J. Buck Dowdy to settle due and unpaid royalties of $47,723 under the October 17, 1991 Share Purchase Agreement for Common Stock.
  10.47 Collateral Assignment of Proceeds for the Trico Envirometrics, Inc. Promissory Note by and between the Registrant and certain secured parties dated January 1, 1997.
  10.48 Promissory Note for Precision Southeast, Inc. in the amount of $275,958.27 dated January 23, 1997.
  10.49 Promissory Note and Security Agreement for Shakespeare Partners, L.P. in the amount of $50,000.
  10.50 Letter of Settlement between Registrant and Reservoir Capital Corpora-tion dated December 2, 1999.
  10.51 Letter from LeClair Ryan in settlement of $25,200 of legal fees for Common Stock of the Registrant.

  10.52 Mutual Settlement and Release between Registrant and Computer Control Corporation dated April 9, 1998.
  10.53 Preferred Stock Agreement between Registrant and Ten State Street, LLP dated June 30, 1998.
  10.54 Preferred Stock Agreement between Registrant and The United States Company dated June 30, 1998.
  10.55 Preferred Stock Agreement between Registrant and Precision Southeast, Inc. dated June 30, 1998.
  10.56 Preferred Stock Agreement between Registrant and Shakespeare Partners, L.P. dated June 30, 1998.
  10.57 Preferred Stock Agreement between Registrant and Walter H. Elliott, III dated June 30, 1998.
  10.58 Letter to Gast Manufacturing, Inc. in settlement of a trade payable equaling $21,856 for Common Stock of the Registrant.
  10.59 Preferred Stock Agreement between Registrant and Elsie L. Rose dated January 1, 1999
  10.60 Promissory Note from the Registrant to Shakespeare Partners LLP in the principal amount of $20,000.
  10.61 Assignment of Trico Note to Salomon Smith Barney for the benefit of H.E. Igoe.
  10.62 PHT Services, LTD. Strategic Alliance Agreement with Azimuth, Inc. dated September 4, 1998.
  10.63 Amendment to Lease Agreement dated January 18, 1999 by and between Registrant and James W. Miller, M.D. for the Corporate Facility located at 9229 University Blvd.
  10.64 Payoff Letter Re: Promissory Note and Mortgage from James W. Miller to Registrant
  10.65 Consulting Agreement by and between Azimuth, Inc. and Patrick H. Cooper dated February 4, 1999.
  10.66 Memorandum of Agreement and Mutual Release by and between Registrant and The United States Company dated December 24, 1996.


Item 21 - Subsidiaries of Registrant.

     (1) Incorporated by reference, filed as an Exhibit to Report on Form 10-KSB for 1995, filed on March 25, 1996, (SEC File No. 0-23892).

     (b) No reports were filed on Form 8-K during 1996, 1997 or 1998 except the following: January 12, 1996; August 15, 1996; November 5, 1996; November 6, 1996; December 3, 1996 and December 5, 1996.

     SIGNATURES In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 28, 2000

                              ENVIROMETRICS, INC.

                          BY: S/WALTER H. ELLIOTT, III

                        Walter H. Elliott, III, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES                             TITLE                       DATE
 s/Richard H. Guilford

------------------------  Chairman of the Board               January 28, 2000
Richard H. Guilford

 s/Walter H. Elliott, III
                          Director, President, Chief
------------------------  Executive Officer                   January 28, 2000
Walter H. Elliott, III

 s/Elsie L. Rose
                          Treasurer, Chief Accounting Officer
------------------------  & Acting Chief Financial Officer    January 28, 2000
Elsie L. Rose

 s/Charles E. Feigley

------------------------  Director                            January 28, 2000
Charles E. Feigley

 s/Maurizio F. Giabbai

------------------------  Director                            January 28, 2000
Maurizio F. Giabbai

EXHIBIT 21 SUBSIDIARIES OF ENVIROMETRICS, INC.
----------------------------------------------

     1.   Azimuth, Incorporated
                                       72