Form 10KSB
period 1998-12-31
ENVIROMETRICS INC /DE/
filed 2000-01-31
CIK 917253

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-KSB

               [X] ANNUAL REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal years ending December 31, 1998
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from____________ to_____________

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

     On November 23, 1999, the Board of Directors who were recipients of options to acquire an aggregate of 700,000 shares of Company Stock at an exercise price of $0.10 per share, agreed to terminate all such options (the "Terminated Option"). On December 30, 1999 the Board of Directors awarded stock options outside of the Plan to the Board of Directors and CEO to purchase an aggregate of 350,000 shares. All of such options provide for an exercise price of $.10 per share (the "New Options"), all are exercisable at the grant date and all expire on December 29, 2004. The exercise price applicable under such outstanding stock options represents 100% of the fair market value of the underlying common stock as of the date that such options were granted, as determined by the Board of Directors of the Company on the date that such options were granted. All of the Terminated Options and the New Options were granted by the Board of Directors to the recipients in lieu of directors fees and other monetary compensation, in order to maintain the continued service of the recipients on behalf of the Company. All references to stockholdings give effect to all prior stock splits.
 .

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