Form 10KSB
period 1999-12-31
ENVIROMETRICS INC /DE/
filed 2000-04-10
CIK 917253

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ending December 31, 1999
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from____________ to_____________

                         Commission file number 0-23892

                               ENVIROMETRICS, INC.
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                           57-0941152
               --------                           ----------
        (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)          Identification No.)

                              9229 University Blvd.
                        Charleston, South Carolina 29406
               (Address of principal executive offices) (Zip code)

        Registrant's telephone number, including area code (843) 553-9456

       Securities registered pursuant to Section 12(b) of the Exchange Act

      Title of Each Class             Name of Each Exchange of Which Registered

          None                                         None
          ----                                         ----

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

     The issuer's net revenues for its most recent fiscal year ended December 31, 1999 were $1,069,746. The aggregate market value of the voting stock held by non-affiliates for the issuer as of January 3, 2000 was $794,015.



                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     The number of shares outstanding of the registrant's Common Stock, $.001 Par Value, on January 3, 2000 was 3,640,880 shares.

                    Documents incorporated by reference: None

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     The Company is a public holding company. It formerly had 3 operating subsidiaries: Trico Envirometrics, Inc. ("Trico"), Envirometrics Products Company ("EPC"), and Azimuth, Inc. As a result of a "Turnaround" phase which began in 1996, it currently has one operating subsidiary: Azimuth, Incorporated ("Azimuth"). Azimuth provides the following services: industrial hygiene laboratory services; environmental health and occupational health and safety consulting; and asbestos testing services.

     The Company's first steps to exit the "Turnaround" phase focused on increasing the revenue of Azimuth. Management and the Board of Directors agree that, with the small existing revenue base currently generated from Azimuth, sizable growth must come from a merger and acquisition strategy. The Company's ongoing process of attempting to continue financial stabilization through internal growth, as part of its first steps in exiting the "Turnaround" phase, is expected to expedite the Company's merger and acquisition strategy. Any merger and acquisition activity is anticipated to bring further dilution to the shareholders of the Company. In addition, as part of exiting the "Turnaround" phase, in January 1999, the Company was able to obtain prepayment of the purchase price for the sale of Trico, evidenced by a promissory note bearing $600,000 principal, for a cash payment of $260,000 (current balance at the time of sale was $364,400), which payment was applied to working capital for further debt mediation and rebuilding of operations.

     During the course of the "Turnaround" phase, the Company has explored alternative plans for growth to include the identification of companies in other markets which had greater growth potential than the Environmental, Health and Safety market. This process was begun with a view to keeping all options open for the future of the Company. In September 1999, the Company was introduced to The Catapult Group, Inc. (The Catapult Group), a Georgia corporation. The Catapult Group is an Internet integration firm offering intelligent end-to-end e-business solutions to large and middle-market organizations. These solutions range from strategic e-business planning and application development to marketing and communications services for Internet enterprises. The Catapult Group was looking to enter the public market without incurring the cost of an expensive Initial Public Offering and was exploring the avenue of a reverse merger with a company whose securities were already traded publicly. In February 2000, the Company and The Catapult Group reached terms that each felt were fair to the parties and entered into a non-binding agreement ("Agreement") to acquire The Catapult Group (See Item 13: Exhibits, Lists and Reports on Form 8K--Plan and Agreement to Exchange Stock). On March 8, 2000, the Agreement became binding on the transaction parties. Consummation of the Agreement is still subject to certain specific, as well as additional customary, conditions to closing (e.g., the pre-closing completion of a $2 million private placement for provision of working capital funds by The Catapult Group).

     The acquisition of The Catapult Group, if consummated, will be transacted as a stock exchange whereby the shareholders of The Catapult Group will receive shares of the Company. The Catapult Group will become a wholly-owned subsidiary of the Company. The Catapult Group shareholders and option holders as a group will end up with 90% ownership of the outstanding stock of the Company. The Company will change its name from Envirometrics, Inc. to The Catapult Group, Inc. after closing. The transaction will involve the reverse split of the pre-closing shares of the Company so that current Company shareholders and option holders, after issuance of common shares to The Catapult Group shareholders and reserving shares for their option holders, will hold 10% of the outstanding stock. It is anticipated that the Agreement will close on or about May 15, 2000.

HISTORICAL BACKGROUND

     The consultative and laboratory services now conducted by Azimuth were begun in 1984 as an asbestos consulting partnership founded by Mr. Richard D. Bennett, CIH, who resigned employment with the Company on February 18, 2000 and Charles E. Feigley, Ph.D., CIH, a current Director . Between 1987 and 1989, the Azimuth laboratory evolved from an asbestos laboratory to a fully accredited AIHA Industrial Hygiene Laboratory for testing asbestos, metals and organic vapors (E.G., solvents) and capable of analyzing air samples taken to evaluate worker exposure to toxic chemicals.

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

     In 1996 the Company entered into a "Turnaround" phase. The major components of this "Turnaround" strategy included: salary cuts of 5% to 30% that spanned all levels of employees from management to hourly employees, with the highest paid employees taking the largest percentage cut; the sale of Trico back to the original owner in July 1996, thus eliminating a cash intensive, marginally profitable subsidiary; in December 1996 all of the Company's real property was sold to retire the mortgage with Bank of America (formerly NationsBank), which was due to mature in early 1997, and a $100,000 operating loan made by a former Director; in April 1997 the Company sold its air monitoring cassette molds to Multi-Metrics, Inc. with the proceeds used to retire approximately 50% of a trade payable owed to Precision Southeast, Inc., the former molder of the Company's cassettes; and in November 1997 the Company entered into a settlement of the Zellweger Agreement, retiring in excess of $490,000 in debt and avoiding the potential of a costly legal confrontation. During the twelve month period ending 1998, trade payables were mediated and a gain of $325,900 was realized for financial reporting purposes. On June 29, 1998, Company's secured creditors converted $546,500 of outstanding indebtedness to an aggregate of 281,268 shares of Series B and C Preferred Stock of the Company. As a result of this debt conversion, certain notes receivable in favor of the Company, which had been held as collateral for these creditors were released, payments were made to the Company and the proceeds were used for needed operating capital.

     During the "Turnaround" phase the Company began to network with contacts that it had established for the purpose of identifying all options to grow and bring value to the shareholders. These options included acting as a reverse merger vehicle for another company which desired to go "public" without doing a conventional Initial Public Offering ("IPO"). A reverse merger is the recognized term describing a transaction in which the acquired party is issued shares in excess of the current outstanding of the acquirer. This results in the acquired party becoming the majority shareholder post transaction. Though this dilutes the legacy shareholders it may give more value to ownership than what could have been experienced otherwise. In September 1999, the Company began exploring this option with The Catapult Group.

     On February 16, 2000, the Board of Directors of the Company approved the terms of the purchase of Catapult and on the same date the Company signed a non-binding Agreement. On March 8, 2000, certain conditions of the Agreement were met and the Agreement became binding (See Item 13: Exhibits, Lists and Reports on Form 8K-Exhibit 10.12, The Plan and Agreement to Exchange Stock). The basic terms of the Agreement involve the issuance of the Company's common stock to the shareholders of The Catapult Group in exchange for their shares of The Catapult Group and the escrow of shares of the Company's common stock to support exercise of options by the holders of The Catapult Group options, so that after Agreement closing the shareholders and option holders of The Catapult Group will hold (or have rights to acquire) 90% of the outstanding common shares of the Company. The current shareholders and option holders of the Company will retain fully-diluted 10% ownership of the Company at closing. After closing, the
Company name will be changed to The Catapult Group, Inc. To minimize the outstanding shares of the Company in connection with the closing, a reverse split of 10:1 will be done to the currently issued and outstanding Company common shares. Additionally, to facilitate the merger and the acquisition plans of The Catapult Group, consents will be solicited from the Company's shareholders to authorize amendment of the Company's Articles of Incorporation for the increase of the authorized shares of Company common stock from 10 million to 20 million. The aforementioned terms and related issues associated with the acquisition of The Catapult Group are subject to shareholder approval which will be solicited by written consent.

     The acquisition of The Catapult Group gives the shareholders of the Company the potential opportunity for increased share value. This increase is anticipated because of the high growth e-business market in which The Catapult Group participates. The Catapult Group transaction, if consummated, will bring closure to the "Turnaround" phase that the Company has been engaged in since 1996.

     The Company is seeking shareholder approval of the Agreement and the transactions contemplated by it through solicitation of written consents, in the form of a Schedule 14C Information Statement that the Company plans to deliver to Company stockholders on or about April 20, 2000. The consent of persons holding a simple majority (50+%) of the outstanding Company common stock is needed to approve the closing of the transaction and authorization of the other transactions identified for which such consents are being solicited. The Company expects to receive this consent and believes that the transaction will close on or about May 15, 2000.

INDUSTRY OVERVIEW

     The industry that the Company's current sole subsidiary, Azimuth, competes is the occupational health and safety industry (the "Industry"). This Industry represents the convergence of safety and industrial hygiene, both of which consist of professionals and product manufacturers specializing in the recognition, evaluation and control of hazardous chemical, physical and biological agents in or around the workplace. The Company's principal areas of focus for provision of these services are Industrial Hygiene Consulting,
Industrial Hygiene Laboratory Services, Occupational Safety and Health consulting, and Indoor Air Quality.

OCCUPATIONAL HEALTH AND SAFETY

     The safety segment of the Industry has traditionally been the domain of the certified industrial hygienist (the "CIH") and the certified safety professional (the "CSP"). The CIH is an expert in the recognition, evaluation and control of hazardous chemicals and physical and biological agents in the work place. The Company also employs CSP's to assist with determining OSHA regulation compliance and identifying potential liability resulting from non-compliance.

INDOOR AIR QUALITY

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

LABORATORY SERVICES

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

CONSULTATIVE SERVICES

     Consultative services are grouped into four categories:

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

     In October 1999 the Company implemented a plan to change the focus of its service offering from mainly Industrial Hygiene Services to an emphasis on expanded safety services. Safety Services are specialty consulting and on-site training products which assist clients to set goals and achieve reductions in frequency and severity of accidental losses through the process of identifying and controlling harmful employee behavior and hazardous conditions in the workplace. Safety Services, when properly implemented, assist clients achieve compliance with regulatory requirements established by state and Federal OSHA, transportation, and environmental agencies. Management believes that Safety Services represent a broader need within the industry, especially for employers having between 50 and 150 employees. This industry segment makes up the greater percentage of the market potential for the services of the Company and comprises the segment in which the Company is focusing its greatest sales effort. It is Management's belief, based on market trends, that leading with Safety Services establishes a customer relationship that allows other services, I.E. Idustrial Hygiene Services and Environmental Services, to be sold to the same customer.

INTELLECTUAL PROPERTY

PATENTS AND LICENSES

     The Company's only patent was issued on April 27, 1993 covering the Bellmouth cassette technology. This cassette technology, including patent rights was sold to Multi-Metrics, Inc. in 1997. See Item 1:"General" and "Historical Background".

TRADEMARKS AND TRADE NAMES

     Azimuth(R) and Occupational Healthguard(TM) are registered service marks of Azimuth. Asbestos Analytics(R) is a registered trademark of Envirometrics Products Company. "Envirometrics" is a registered servicemark with the State of South Carolina.

SALES AND MARKETING

     The Company's laboratory services are marketed through telemarketing efforts and by attending local and national Industrial Hygiene and Safety trade conferences.

     Emphasis has been placed on internal growth of the consultative services in the state of South Carolina. In South Carolina there exists an industrial corridor that geographically extends along Interstate 85 that crosses the northern quadrant of the state. The Company has never had an office or a presence in this area. The Company at first tried to penetrate this market by having a direct sales person domiciled in this area of the state, but has now entered into a memorandum of agreement with a company in the upstate focusing on similar service lines that is strong on sales and weak in depth of services. The memorandum of agreement is based on the Company acting in a subcontractor role and paying finders fees for work referred.

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

EMPLOYEES AND SUBCONTRACTORS

     Presently the Company has a total of 11 employees. The number of employees at December 31, 1999 fiscal year was as follows:

------------ -- --------- -- ----------- -- --------------------------
Year              Total        Parent          Lab & Consultative
------------ -- --------- -- ----------- -- --------------------------
1999               11            2                 9
------------ -- --------- -- ----------- -- --------------------------

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

POST "TURNAROUND" PHASE

     During 1996 the Company entered a formal "Turnaround" phase as a result of the critical financial condition that the Company was then facing. Management analyzed all operations of the Company to determine which operations were draining cash flow. The extreme debt load (See Item 7. Financial Statements) and poor cash position required that significant steps be taken immediately. The Company embarked on a plan to mediate debt through the sale of real estate, sale of other Company assets and negotiation with vendors. The result is that the Company has reduced its debt load from $3,203,600 at December 31, 1995 to $514,300 at December 31, 1999.

     The Company has now turned its attention to moving out of the "Turnaround" phase. Management had devised a plan to accomplish this exit in two steps. Step One would focus on the internal growth of Azimuth and Step Two would focus on the development and implementation of a merger and acquisition strategy.

     STEP ONE. In October 1999, Azimuth changed its service provision to shift more focus to broader Safety Services offerings. This change was expected to expand the customer base by offering a wider range of services and by leading the sales process with Safety Services. Once a customer relationship was established with Safety Services, it was expected to allow for the sale of other service offerings, resulting in a higher revenue base per customer and ultimately an internal growth in revenue.

     STEP TWO. The Company and its management agreed that any appreciable growth in revenue would only result through a strategy of mergers and/or acquisitions or other consolidation with other service providers operating in the Company's fragmented industry. The Company doesn't compete in a market that lends itself to quick internal growth; therefore, substantial increases in revenues must come from a roll-up of other synergistic companies. The occupational health and safety consulting segment of the Industry is very fragmented and would lend itself to a roll-up strategy model. The Company was in the midst of developing its merger and acquisition strategy.

     On February 18, 2000 Mr. Richard Bennett resigned his position with the Company to pursue other opportunities. Mr. Bennett had been one of the founders of the Company and had served from February 1995 to November 1996 as the President and CEO. He had a strong sense of the Industry, numerous contacts and was considered integral to the implementation of the previous exit strategy from the "Turnaround" phase. With his departure, the Company's difficulty encountered finding his replacement, and with the discussions moving forward with The Catapult Group, management and the Board of Directors agreed unanimously to exit the "Turnaround" phase via a reverse merger with The Catapult Group (see Item 13: Exhibits, Lists and Reports on Form 8K-Exhibit 10.12, The Plan and Agreement to Exchange Stock).

ITEM 2.  DESCRIPTION OF PROPERTIES

     The following table sets forth information as to each of the principal real properties owned or leased by the Company as of December 31, 1999, and the current ownership lease status of that property. No other properties have been purchased or leased since December 31, 1999.

Location & Use         Title/Lessor   Expiration  Annual     Square       Lien
                                         Date     Rental (1)  Feet        Holder

9229 University Blvd.  SOLD 12/96 &   12/30/01    $66,271    6,694 sq. ft   N/A
Charleston, SC         Leased back
(Corporate offices,    James W. Miller
Consulting offices
& Laboratory)


1) All leases are on a "net, net" basis, which requires the Company to pay its pro-rata share of all utilities, heat, air conditioning, taxes and other charges assessed against the leased premises. Annual rental figures shown exclude sales taxes, if any.

     The Company believes that its facilities are adequate for its current and anticipated requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     The Company currently has no material legal proceedings pending.

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

     The 1996-1998 10KSB's were filed on January 28, 2000. No shareholders meetings have been scheduled because of the necessary approval to be sought for The Catapult Group acquisition. The transaction with The Catapult Group requires shareholder approval, which approval will be solicited by Written Consents incorporated into a Schedule 14C Information Statement planned to be delivered to shareholders on or about April 25, 2000. In the proposed transaction with The Catapult Group there are four (4) matters that will be put to the shareholders for which written consents will be solicited by the Company:

     1. Reverse split of the current outstanding shares 10:1.
     2. Increase of the Authorized Shares from 10 million to 20 million
     3. Corporate name change to The Catapult Group, Inc.
     4. Consent to consummate the transaction with The Catapult Group.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     The Company's Common Stock has been publicly traded separately and was initially quoted on the Nasdaq Smallcap Market ("Nasdaq") under the symbol "EVRM" on August 12, 1994. Upon the divestiture of the Trico subsidiary the Company fell below the listing requirements of Nasdaq. On December 3, 1996, the Company's common stock and warrants were delisted from The Nasdaq SmallCap Market and were subsequently traded on Over the Counter Bulletin Board. On January 4, 1999, the Securities and Exchange Commission (SEC) approved amendments to NASD Rules 6530 and 6540 to limit quotations on the OTC Bulletin Board(R) ("OTCBB") to the securities of companies that report their current financial information to the SEC. On November 18, 1999, the Company's common stock and warrants were delisted from the OTCBB because of failure to have the required SEC periodic filings submitted by that date. Price Quotations for the Company's common stock where then listed on the National Bureau of Quotation's Electronic Pink Sheets (the "Pink Sheets"). On January 28, 2000 the Company brought its filings with the SEC current, thus meeting the requirements for re-listing on the OTCBB. One of the Company's market makers submitted the necessary documentation to have the Company's common stock re-listed on OTCBB and on March 21, 2000 the Company's common stock began trading on OTCBB. On March 27, 2000, the closing price listed for a share of Company common stock was $0.625.

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

PRICE RANGE OF OUTSTANDING COMMON STOCK

     The following table sets forth the high and low bid prices for the Common Stock as reported in the trading media and for the periods reflected above for each fiscal quarter commencing January 1998 through December 1999. The quotations listed below reflect inter-dealer prices, without retail mark-up, mark-down on commission and do not necessarily represent actual transactions.

                                           HIGH                 LOW

     1998
         FirstQuarter                      1.250                0.02
         SecondQuarter                     0.812                0.25
         Third Quarter                     0.625                0.125
         Fourth Quarter                    0.437                0.062

     1999
         FirstQuarter                      0.187                0.062
         SecondQuarter                     0.375                0.062
         Third Quarter                     0.375                0.050
         Fourth Quarter                    0.375                0.005


     On March 27, 2000, the last sale price of a share of Common Stock as reported on OTCBB was $0.625.

DIVIDENDS

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

     The Company was in arrears for payment of dividends of its Preferred Stock in the approximate amount of $59,400 at December 31, 1999. In addition, under the terms of the Preferred Stock, the holder can "put" outstanding shares of Preferred Stock back to the Company for repurchase. As discussed in the financial statements, "put" obligations for 1999 through 2003 range from $35,000 to $89,000 annually. The Company will not be able to meet these obligations if its current revenue trends continue. In March 2000, the holders of Series B Preferred Stock authorized the company to convert their shares of Preferred Stock, and all accrued dividends theron of approximately $50,959, to Common Stock. As of March 31, 2000 approximately $18,345 of accrued dividends on Series C Preferred Stock are still owed.

     Contemplated in the transaction with The Catapult Group, the holders of all outstanding Preferred Stock will convert their shares of Preferred Stock to shares of Common Stock. The conversion rights of each class of Preferred Stock are outlined in Item 6. Management's Discussion and Analysis of Financial Condition--General Overview. In the aggregate there are currently 353,518 shares of all classes of Preferred Stock. It is anticipated that all of the Preferred Stock will be converted to shares of Common Stock which will equal an additional 1,627,590 shares outstanding. In March 2000, the holders of Series B Preferred Stock converted their Preferred Shares, and accrued and unpaid dividends, to Common Stock of the Company. The conversion of the accrued dividends was at $0.40 of dividends per share of Common Stock. This is the same conversion ratio of the Preferred Stock: one share of Preferred Stock valued at $2.00 per share converts to 5 shares of Common Stock, or $0.40 per share. The approximate accrual of total dividends of $69,304 as of March 31, 2000 would result in an additional 173,260 shares of Common Stock being issued if the holders of Series C Preferred Stock convert all of their accrued dividends to Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that certain statements in this 10-KSB are "forward looking statement" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors. Such uncertainties and risks include, among others, certain risks associated with the closing of the The Catapult Group transaction described herein, government regulation, and general economic and business conditions. Actual events, circumstances, effects and results may be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. Consequently, the forward-looking statements contained herein should not be regarded as representations by the Company or any other person that the projected outcomes can or will be achieved.

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

     Pursuant to authority expressly granted to and vested in the Board of Directors by the Certificate of Incorporation, in connection with effecting the mediation of outstanding obligations of the Company, the Board ratified the creation and issuance of the following Series (the "Series") of Preferred Stock (the "Preferred Stock") and Classes of each such Series (the "Classes) to Company creditors.

     1. Shares of Preferred Stock designated "Series A Preferred Stock", to consist of 70,000 shares divided into four Classes as follows:

         Class 1                              17,500 Shares
         Class 2                              17,500 Shares
         Class 3                              17,500 Shares
         Class 4                              17,500 Shares

     No dividends will be paid on the Series A Preferred Stock, and the Series A Preferred Stock is convertible at the ratio of one such share for three shares of Company Common Stock. All shares of Series A Preferred Stock can be "put" back to the Company by holders, at $2.00 per share, on the following schedule:

         Class 1              --              From December 31, 1999 to
                                              December 31, 2003;

         Class 2              --              From December  31, 2000 to
                                              December 31, 2003;

         Class 3              --              From December 31, 2001 to
                                              December 31, 2003; and

         Class 4              --              From  December  31, 2002 to
                                              December 31, 2003.

     Any shares of Series A Preferred Stock that are neither converted nor put to the Company on or prior to December 31, 2003, shall at that time lose all such conversion and put rights.

     2. Shares of Preferred Stock designated "Series B Preferred Stock," to consist of 208,640 shares divided into five Classes as follows:

         Class 1                              41,728 Shares
         Class 2                              41,728 Shares
         Class 3                              41,728 Shares
         Class 4                              41,728 Shares
         Class 5                              41,728 Shares

     Shares of Series B Preferred Stock bear cumulative dividends at the rate of $.14 per annum, and the Series B Preferred Stock is convertible at the ratio of one such share for five shares of Company Common Stock. All shares of Series A Preferred Stock can be "put" back to the Company by holders at the amounts per share and on such timing as meets the following schedule:

         Class 1                  $2.36         From June 15, 2004 to
                                                June 14, 2009;

         Class 2                  $2.42         From June 15, 2005 to
                                                June 14, 2009;

         Class 3                  $2.48         From June 15, 2006 to
                                                June 14, 2009;

         Class 4                  $2.54         From June 15, 2007 to
                                                June 14, 2009; and

         Class 5                  $2.60         From June 15, 2008 to
                                                June 14, 2009.

     Series B Preferred Stock can be "called" by the Company by the Company's payment of the following redemption amounts on the following schedule:

                    CALL DATE                              AMOUNTS PER SHARE
                    ---------                              -----------------
        --        From June 15, 1998 to                          $2.00;
                  June 14, 1999
        --        From June 15, 1999 to                          $2.06;
                  June 14, 2000
        --        From June 15, 2000 to                          $2.12;
                  June 14, 2001
        --        From June 15, 2001 to                          $2.18;
                  June 14, 2002
        --        From June 15, 2002 to                          $2.24;
                  June 14, 2003
        --        From June 15, 2003 to                          $2.30;
                  June 15, 2004
        --        From June 15, 2004 to                          $2.36;
                  June 14, 2005
        --        From June 15, 2005 to                          $2.42;
                  June 14, 2006
        --        From June 15, 2006 to                          $2.48;
                  June 14, 2007
        --        From June 15, 2007 to                          $2.54; and
                  June 14, 2008
        --        From June 15, 2008 to                          $2.60.
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

     3. Shares of Preferred Stock designated "Series C Preferred Stock," to consist of 74,878 shares divided into three Classes as follows:

        Class 1                              24,959 Shares
        Class 2                              24,959 Shares
        Class 3                              24,960 Shares

     Shares of Series C Preferred Stock bear cumulative dividends at the rate of $.14 per annum, and the Series C Preferred Stock is convertible at the ratio of one such share for five shares of Company Common Stock. All shares of Series C Preferred Stock can be "put" back to the Company by holders at the amounts per share and on such timing as meets the following schedule:

        Class 1                  $2.12         From June 15, 2000 to
                                               June 14, 2003;
        Class 2                  $2.18         From June 15, 2001 to
                                               June 14, 2003; and
        Class 3                  $2.24         From June 15, 2002 to
                                               June 14, 2003.

     Series C Preferred Stock can be "called" by the Company by the Company's payment of the following redemption amounts on the following schedule:

                       CALL DATE                           AMOUNTS PER SHARE
                       ---------                           -----------------
        --        From June 15, 1998 to                          $2.00;
                  June 14, 1999

        --        From June 15, 1999 to                          $2.06;
                  June 14, 2000
        --        From June 15, 2000 to                          $2.12;
                  June 14, 2001
        --        From June 15, 2001 to                          $2.18; and
                  June 14, 2002
        --        From June 15, 2002 to                          $2.24.
                  June 14, 2003

     Any shares of Series C Preferred Stock that are not converted or put to the Company on or prior to June 14, 2003, or tendered by the Company pursuant to a "call" by the Company, shall not be entitled thereafter to any dividend, conversion, put or other rights.

     On March 16, 2000 the holders of all 70,000 shares of Series A Preferred Stock converted their Series A Preferred Stock to Common Stock. This conversion resulted in an additional 210,000 shares of Common Stock issued. In March 2000, the holders of all 208,640 shares of Series B Preferred Stock converted their Series B Preferred Stock to Common Stock. This conversion resulted in an additional 1,043,200 shares of Common Stock issued. Additionally, the Company was instructed to convert the approximate accrued dividends of $50,959 on Series B Preferred Stock to Common Stock. This conversion was done using the same value of $0.40 per share of Common Stock, which was the value of the Common Stock in the conversion of the Preferred Stock. The conversion of these dividends resulted in 127,398 shares of Common Stock issued. The holders of Series C Preferred Stock are expected to convert some portion, possibly all, of their Series C Preferred Stock to Common Stock, including the accrued dividends, but at this time the amount is unknown. The Common Stock that will be issued is prior to the 10:1 reverse stock split that will occur if The Catapult Group transaction is approved by shareholders and consummated.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     The following financial information reports operating trends for the period ending December 31, 1999. Revenue for the Service Division, which is comprised of Azimuth (the remaining operating subsidiary), for the year ended December 31, 1999 amounted to $1,069,700, which was $226,200 (26.8%) higher than the $843,500 reported for the year ended December 31, 1998. One large Indoor Air Quality consultative project that occurred in the first half of 1999 accounted for $288,500 in 1999 revenue. 1998 revenue related to the same project was $10,453.

     Cost of revenue was $186,100 higher and amounted to $776,100 for the year ended December 31, 1999, as compared to $590,000 reported for the year ended December 31, 1998. Most of the increase is due to costs associated with the consultative project discussed above. The Service Division experienced higher direct service costs from the use of subcontractors on an "as needed" basis.

     The gross profit for the year ended December 31, 1999 increased by $40,200, an increase of 15.8% to $293,700, as compared to $253,500 for the year ended December 31, 1998.

     The Company reported a 27.5% gross margin for 1999 as compared to a 30.1% gross margin for the same period in 1998. The reason for the deterioration in gross margin is due to the high fixed cost in the Laboratory.

     Operating expenses were $12,200 lower and amounted to $489,800 for the year ended December 31, 1999 as compared to the $502,000 reported for the year ended December 31, 1998. Sales and marketing expenses decreased by $14,200 to $36,400 for 1999 as compared to $50,600 reported for 1998, which decreases were mostly attributable to a reallocation of staff responsibilities in this area for 1999. General and administrative costs increased by $10,800 to $415,800 for 1999 as compared to the $405,000 for 1998. The increase was attributed to additional professional services needed to complete the 10-KSB fillings for the period 1996-1998.

     Depreciation and amortization costs decreased overall by $8,800 to $37,500 in 1999 from $46,300 in 1998, due to older assets being fully depreciated and not replaced.

     The Company  incurred an  operating  loss  (before  extraordinary  item) of
$196,100  in  1999  as  compared  to  the   $248,400   operating   loss  (before
extraordinary item) reported for 1998 due to the reasons discussed above

     Interest income for the year ended December 31, 1999 was $8,900 compared to $54,300 reported for the year ended December 31, 1998. The decrease is due to the reduction in the principal balance outstanding for a note receivable that was executed during 1996 in connection with the disposition of the Trico business. The Company negotiated the sale of the Trico note receivable to a shareholder, which resulted in a loss on the transaction of $104,400 reported in 1998. Cash received by the Company amounted to $260,000, of which $200,000 was collected in January 1999.

     Interest expense of $5,200 for 1999 was $22,100 lower than the amount reported for 1998 which was $27,300. The decrease in interest expense is attributable to conversion of long-term debt to equity at June 30, 1998. There was no amortization of loan costs for 1999 and as compared to $9,900 for the same period in 1998.

     The Company reported a loss before extraordinary item of $174,900 for the year ended December 31, 1999 as compared to a loss before extraordinary item of $320,400 for the year ended 1998 for the reasons stated above.

     The Company reported extraordinary gain from mediation of vendor debt of $47,900 in 1999 as compared to $325,900 for 1998.

     Net loss for the year ended December 31, 1999 was $127,100, which is a $132,600 decrease over the net income of $5,500 reported for the year ended 1998.

FINANCIAL CONDITION

     The independent auditor's report stated that the Company has suffered from recurring losses from operations and decreases in working capital and stockholders' equity. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's financial condition deteriorated during 1999 over 1998 due to decreased revenue activity in the last quarter of 1999 and additional professional services incurred in the fourth quarter to complete audits of the Company's financial statements for the years 1996 through 1998 and to file the related 10-KSB's with the Securities and Exchange Commission. The Company is experiencing cash flow constraints.

     The working capital deficiency increased by $147,500, from a deficiency of $3,100 at December 31, 1998 to a deficiency of $150,600 at December 31, 1999. This is primarily due to increased vendor payables related to professional fees as discussed above and accrued dividends on Preferred Stock.

     Trade accounts receivable decreased approximately $51,500 to $131,700 at December 31, 1999 from $183,200 at December 31, 1998 due to a large project with a public school system that was initiated during the last quarter of 1998 and carried over into the first two quarters of 1999.

     The Company was in arrears for payment of dividends on its Preferred Stock in the approximate amount of $59,400 at December 31, 1999. In addition, other terms of the Preferred Stock issued during 1997 and 1998 permit the holders to "put" the shares back to the Company. As discussed in the financial statements, "put" obligations for 1999 through 2003 range from $35,000 to $89,000 annually. In March 2000, the holders of Series B Preferred Stock converted to Common Stock all accrued dividends of $50,959 owed to them. $18,345 of accrued dividends on Series C Preferred Stock are still owed.

     During 1999, the Company continued to eliminate its older vendor debt and recognized approximately $47,900 of extraordinary gain from mediation of vendor debt.

     In January 1999, the Company was able to liquidate the Trico note recievable and net $260,000 in working capital. These funds were used to continue debt mediation and begin a focused exit from the "Turnaround" phase. The first steps to exit the "Turnaround" phase focused on increasing the revenue of Azimuth. The increase in revenue was predicated on changing the service offering from mainly Industrial Hygiene Services to broader based Safety Services, and cultivating the rising emphasis placed on Indoor Air Quality. Management and the Board of Directors agree that, with the small revenue base, which currently is generated in Azimuth(the only operating subsidiary), sizable growth must come from a merger and acquisition strategy. Any merger and acquisition activity is anticipated to bring further dilution to the shareholders of the Company.

     Equipment used by Azimuth is not being replaced currently because of tight cash constraints being experienced by the Company. There is no guaranty that the Company will be able to finance the acquisition of needed equipment, resulting in a material adverse impact on the Company's continuing operations.

     On February 18,  2000,  Mr.  Richard  Bennett  resigned  his position  with
Azimuth to pursue other opportunities. With his departure,the Company encountered difficulty finding his replacement, particularly due to the ongoing discussions with The Catapult Group. As a result, management and the Board of Directors determined that it is in the best interests of the Company to exit the "Turnaround" phase via a reverse merger acquisition of The Catapult Group (see
Item 13: Exhibits, Lists and Reports on Form 8K-Exhibit 10.12, The Plan and Agreement to Exchange Stock). The Company is currently in discussion with a company owned by Mr. Bennett concerning the acquisition of certain operating assets and client contracts of Azimuth.

     The acquisition of The Catapult Group, if consummated, will be transacted as a stock exchange whereby the shareholders of The Catapult Group will receive shares of the Company. The Catapult Group will become a wholly-owned subsidiary of the Company. The Catapult Group shareholders and option holders as a group will end up with 90% ownership of the fully-diluted equity of the Company. The Company will change its name from Envirometrics, Inc. to The Catapult Group, Inc. after closing. The transaction will involve the reverse split of the pre-closing shares of the Company. It is anticipated that the Agreement will close on or about May 15, 2000.

EFFECTS OF INFLATION

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

ITEM 7.  FINANCIAL STATEMENTS

                                                                       Page No.

Financial Statements:

         Independent Auditor's Report                                   22

         Consolidated Balance Sheets as of
         December 31, 1999, and 1998                                    23-24

         Consolidated Statements of Operations for the
         years ended December 31, 1999 and 1998                         25

         Consolidated Statements of Stockholders'
         Equity for the years ended December 31, 1999 and 1998          26

         Consolidated Statements of Cash Flows for the
         years ended December 31, 1999 and 1998                         27-28

         Notes to the Consolidated Financial Statements                 29-38

                          Independent Auditors' Report





     To The Board of Directors
     Envirometrics, Inc.
     Charleston, South Carolina



     We have audited the accompanying consolidated balance sheets of Envirometrics, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, common stock and accumulated deficit and of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Envirometrics, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
     Note 13 to the consolidated financial statements, the Company has suffered recurring losses from operations and decreases in working capital and stockholders' equity. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Welch, Roberts & Amburn, LLP
March 31, 2000

                        ENVIROMETRICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 and 1998


                                                                      1999                1998
                                                                  -----------        ------------
ASSETS
------

Current Assets
--------------
Cash and cash equivalents                                         $   104,607        $    40,934
Notes receivable, current portion                                                        418,294
Trade receivables, less allowance for doubtful accounts
1999 $5,000; 1998 $5,000                                              131,654            183,155
Other receivables                                                           -             22,213
Inventories                                                             4,000             14,974
Prepaid expenses                                                       27,634             27,077
                                                                  -----------        -----------
     Total Current Assets                                             267,895            706,647
                                                                  -----------        -----------

Other Assets and Intangibles
----------------------------
Deposits                                                                2,500              2,951
                                                                  -----------        -----------

Property and Equipment
----------------------
Furniture and equipment                                               921,358            997,754
Vehicles                                                                9,490              9,490
                                                                  -----------         ----------
                                                                      930,848          1,007,244
Less accumulated depreciation and amortization                       (870,816)          (913,919)
                                                                  -----------        -----------
                                                                       60,032             93,325
                                                                  -----------        -----------
                                                                  $   330,427        $   802,923
                                                                  ===========        ===========




                 See Notes to Consolidated Financial Statements


                                       23

                      ENVIROMETRICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                                                          1999             1998
                                                                       -----------     -----------
LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current Liabilities
-------------------
Notes payable
Current maturities of long-term debt                                   $   12,848       $   23,260
   Stockholders                                                                 -          195,000
   Other                                                                   13,708           32,094
Accounts payable                                                          221,228          247,074
Accrued expenses and other                                                170,677          212,328
                                                                      -----------      -----------
                                                                          418,461          709,756
                                                                      -----------      -----------
     Total Current Liabilities
Noncurrent Liabilities
----------------------
 Long-Term Debt                                                            71,681           85,350
 Deferred gain on asset sale                                               24,167           48,333
 ---------------------------                                          -----------      -----------
    Total Noncurrent Liabilities                                           95,848          133,683
                                                                      -----------      -----------


Redeemable Preferred Stock
---------------------------
 Par value $.001; authorized 2,500,000 shares;
 issued 1998 - 353,518 shares; 1997 - 70,000 shares                       717,985          700,974
                                                                      -----------      -----------
Common Stock and Accumulated Deficit
------------------------------------
Common stock, par value $.001;authorized 10,000,000shares
  shares; issued 1999 - 3,640,880 shares;
  1998 - 3,010,186 shares;                                                  3,640            3,010
Additional paid-in capital                                              5,069,388        5,103,334
Accumulated deficit                                                    (5,974,895)      (5,847,834)
                                                                      -----------      -----------
                                                                         (901,867)        (741,490)

                                                                      -----------      -----------
                                                                     $    330,427    $     802,923
                                                                     ============     ============



                 See Notes to Consolidated Financial Statements




                      ENVIROMETRICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                1999              1998
                                                            ------------      ------------
Service Revenue                                             $  1,069,746      $    843,497
---------------

Direct Service Costs                                             776,070           589,975
-------------------                                         ------------      ------------

   Gross Profit                                                  293,676           253,522

Operating Expenses
------------------
Sales and marketing                                               36,443            50,621
General and administrative                                       415,846           405,020
Depreciation and amortization                                     37,522            46,328
                                                            ------------      ------------
                                                                 489,811           501,969
                                                            ------------      ------------
   Operating Loss                                               (196,135)         (248,447)


Other Income (Expense)
----------------------
Interest income                                                    8,886            54,275
Interest expense                                                  (5,161)          (27,268)
Gain on disposition of property                                   17,475            15,350
Loss on note receivable                                                -          (104,427)
Amortization of loan costs                                             -            (9,880)
                                                            ------------      ------------
                                                                  21,200           (71,950)
                                                            ------------      -------------

Loss before extraordinary item                                  (174,935)         (320,397)
                                                            ------------      ------------

Extraordinary item - gain on vendor debt
  mediation                                                       47,874           325,869
                                                            ------------      ------------
Net Income (Loss)                                           $   (127,061)     $      5,472
                                                            ------------      ------------
Earnings Per Common Share
-------------------------

Net loss before extraordinary item                                 (.074)            (.126)
Extraordinary item                                                  .015              .117
                                                            ------------      ------------
Net (Loss) Per Common Share                                 $      (.059)     $     (0.009)
                                                            ============      ============
Weighted average number of common shares
 outstanding                                                $  3,108,678      $  2,786,695
                                                            ============      ============


                 See Notes to Consolidated Financial Statements




                      ENVIROMETRICS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF COMMON STOCK AND ACCUMULATED DEFICIT
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                 Additional          Accumulated
                                                             Common Stock      Paid-in Capital         Deficit

                                                             ------------      ---------------     --------------

Balance, December 31, 1997                                    $      2,667     $  5,095,673       $  (5,853,306)
   Net income                                                                                             5,472
   Issuance of 180,287 shares of common stock
     in consideration of vendor debt                                   180            21,810                  -
   Issuance of 162,500 shares of common stock in
     consideration of loan cost                                        163            15,478                  -
   Dividends accrued and accretion on preferred
     shares                                                              -           (29,627)                 -
                                                              ------------      ------------       -------------
Balance, December 31, 1998                                    $      3,010      $  5,103,334      $   (5,847,834)
                                                              ============      ============       =============

   Net Loss                                                                                             (127,061)
   Issuance of 274,669 shares of common stock
     for compensation                                                  274            16,885
   Issuance of 356,025 shares of common stock
     for legal expenses                                                356             5,873
   Dividends accrued and accretion on preferred
     shares                                                              -           (56,704)                 -
                                                              ------------      ------------      -------------
Balance, December 31, 1998                                    $      3,640      $  5,069,388      $  (5,974,895)
                                                              ============      ============      =============


                 See Notes to Consolidated Financial Statements




                      ENVIROMETRICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                1999              1998
                                                            ------------      ------------
Cash Flows From Operating Activities

Net income/(loss)                                            $  (127,061)      $    5,472
Adjustments to reconcile net income/(loss) to net cash
  provided by (used in) operations:

     Depreciation                                                 37,522           46,328
     Amortization                                                      -            9,880
     Provision for doubtful accounts                                   -            5,385
     Non-cash expense paid by issuance of common
      stock                                                       23,388            4,500
     (Gain) loss of disposal of property & equipment             (17,475)         (15,350)
     Extraordinary Item - Gain on debt restructuring             (47,874)        (325,869)
      Loss on sale of note receivable                                  -          104,427
      Change in assets and liabilities
       (Increase) decrease in accounts receible                   73,714          (92,972)
       (Increase) decrease in inventory                           10,974            2,360
       (Increase) decrease in prepaid expenses                      (557)          26,744
       (Increase) decrease in other assets                           451           18,142
       Increase (decrease) in accounts payable and
         accrued expenses                                        (59,316)          72,766
                                                            ------------      ------------
       Net Cash (Used in) Operations                            (106,234)        (138,187)
                                                            ------------      ------------
Cash Flows From Investing Activities
------------------------------------
Proceeds from sale of property and equipment                           -            3,456
Purchase of property and equipment                               (10,920)              -
Collections on notes receivable                                  418,294          174,023
                                                              ------------   -------------
      Net Cash Provided by Investing
       Activities                                                407,374          177,479


Cash Flows From Financing Activities
------------------------------------
Principal payments on revolving credit agreements
  and short-term notes                                           (10,412)         (3,310)
Proceeds from long-term borrowing                                      -          20,000
Principal payments on long-term borrowing                       (227,055)        (69,144)
                                                              -----------     -----------
    Net Cash (Used in) Financing
      Activities                                                (237,467)        (52,454)
                                                              -----------     -----------

Net Increase (Decrease) in Cash and Cash Equivalents              63,673         (13,162)

                                       27

                      ENVIROMETRICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                 1999                1998
                                                             ------------     ------------

Cash and Cash Equivalents
Beginning                                                    $     40,934           54,096
                                                             ------------     ------------
Ending                                                       $    104,607     $     40,934
                                                             ============     ============
Supplemental Disclosure of Cash Flow Information
-----------------------------------------------
Cash Payments for Interest                                   $     21,509     $      2,972
                                                             ============     ============

Supplemental Schedule of Noncash Investing and
----------------------------------------------
  Financing Activities
  --------------------
Conversion of Debt to Preferred Stock                         $          -         551,035
                                                              ============    ============
Debt Assumed on Disposition of Property and
  Equipment                                                   $          -    $      8,003
                                                              ============    ============
Issuance of Common Stock in Settlement of Vendor
  Debt                                                        $          -    $      2,972
                                                              ============    ============
Accretion in the Carrying Value of Preferred Stock            $     17,011
                                                              ============

                 See Notes to Consolidated Financial Statements

                                       28

                      ENVIROMETRICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 1.   Nature of Business and Significant Accounting Policies
     Nature of Business. The Company functions as a holding company for its subsidiaries; Azimuth, Incorporated, ("Azimuth"), and Envirometrics Products Company, ("EPC"). Azimuth operates as consultants in environmental and occupational health matters and in addition provides the services of an American Industrial Hygiene Association ("AIHA") and National Voluntary Laboratory Accreditation Program ("NVLAP") accredited industrial hygiene laboratory. EPC is inactive. The Company's primary facilities are located in Charleston, South Carolina, with sales throughout the United States.

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

     Inventories. Supplies were valued at $4,000 and $14,974 at December 31, 1999 and 1998 respectively.

     Property  and  Equipment.   Property  and  equipment  is  stated  at  cost.
     Depreciation is computed using primarily accelerated methods, over the following useful lives:

          Furniture and equipment       5 - 7 years
          Vehicles                      3 - 5 years


     Revenue Recognition. Revenue from services are recognized when the services are performed. During 1999, in excess of twenty percent of the Company's revenue was from one customer and one project which has been completed.

     Income Taxes. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating losses, tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets may not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

                      ENVIROMETRICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies - continued

     Loss before extraordinary item attributable to common shareholders is as follows:

                                                      1999             1998
                                                 --------------   --------------
         Loss before extraordinary item          $  (174,935)     $   (320,397)

         Preferred stock dividend require-
         ments                                        56,704           29,677
                                                 --------------   --------------

         Loss before extraordinary item
         attributable to common share-
         holders                                 $  (231,639)     $   (350,074)
                                                 --------------   ==============

         Per share amount                              (.074)     $      (.126)
                                                 --------------   --------------
         Weighted average number of
         common shares outstanding                 3,108,678         2,786,695
                                                 ==============   ==============


     Basic and diluted earnings per common share and common share equivalents are calculated using the weighted average number of common shares outstanding during the year and on the net additional number of shares which would be issuable upon the exercise of all stock options and warrants, assuming that the Company used the proceeds received to purchase additional common shares at market value. The impact of the incremental shares is anti-dilutive.

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

Note 2.  Notes Receivable

         Notes receivable are comprised of the following for 1998:


         Mortgage note receivable payable interest only
         at 10% per annum through January 1999.                        $218,294

         Note receivable from former shareholder due
         $10,979 per month including interest at 7%
         through July 15, 2008 (see Note 7)                             200,000
                                                                        -------
                                                                        418,294

         Less current portion                                           418,294
                                                                        -------
                                                                       $      -
                                                                        =======
                                       30

                      ENVIROMETRICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Notes Payable, Long-Term Debt and Pledged Assets

         Notes payable at December 31, consisted of the following:

                                                               1999      1998
                                                               ----      ----
         Note with interest at 11.85% per annum due in
         monthly principal and interest payments of
         $2,515 with a final payment due in June 2000.      $ 12,848   $ 22,129

         Due to factor                                             -      1,131
                                                            --------   ---------
                Total                                       $ 12,848   $ 23,260
                                                            ========   ========



         Long-term debt at December 31 consisted of the following:

                                                                              1999            1998
                                                                            ---------      ---------
         U.S. Small Business  Administration  (SBA) loans (two loans)
         4% interest  rate,  due in monthly  installments  of $1,408,
         including   interest,   due  July   2005,collateralized   by
         equipment, furniture and fixtures.

                                                                            $ 85,389       $   98,520

         Various installment loans, with interest rates ranging from
         6% to 24%, due in monthly installments ranging from
         $290 to $2,500, including interest due collateralized by
         vehicles, equipment and furniture and fixtures,
         due June 1999.                                                                        18,924

         Note payable to stockholders, collateralized by shares of
         stock of certain officers, directors and former employees.
                                                                                              195,000
                                                                            --------        ---------
                                                                              85,389          312,444
         Less current maturities                                              13,708          227,094
         -----------------------                                            --------        ---------
                                                                            $ 71,681        $  85,350
                                                                            ========        =========


         Maturities of long-term debt are as follows:

         December 31:
         2000                                    13,708
         2001                                    14,267
         2002                                    14,848
         2003                                    15,451
         2004                                    27,115
         ----                                    ------
                                               $ 85,389
                                               ========

          At December 31, 1999, substantially all Company assets are pledged as collateral on the above-mentioned debt agreements.

                      ENVIROMETRICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Operating  Leases
     The  Company  leases  various   office   facilities  and  equipment   under
     noncancellable operating leases. The Company also subleased an office facility. Rental expense from operating leases were as follows:

                                                     Sublease          Net
                                  Rent Expense    Rental Income   Rental Expense

                 December 31,
                 1998               242,488         (142,106)       100,382
                 1999               113,956            -0-          113,956


     Future obligations for minimum rentals on remaining noncancellable leases in excess of one year are as follows:


                 2000                              $   84,624
                 2001                                  84,624
                 2002                                  70,710
                 2003                                  70,557
                 2004                                  72,420
                 Thereafter                           151,428


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

Note 5. Income Taxes
     As explained in Note 1, the liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax bases.


     Net deferred tax assets consist of the following components as of December 31:


                  1999                      Current      Long-Term     Total

                 Deferred tax assets:

                 Receivable allowances     $ 1,950    $     -       $    1,950

                 Operating loss carryforwards    -      1,789,081     1,789,081

                 Less valuation allowance   (1,950)     (1,783,910)  (1,785,860)
                                           --------    -----------   -----------
                                                 -           5,171        5,171
                 Deferred tax liability:
                 Property and equipment          -          (5,171)      (5,171)
                                           --------    -----------   -----------
                                           $           $             $
                                                 -              -            -
                                           ========    ===========   ===========

                      ENVIROMETRICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5.  Income Taxes - continued


                  1998                      Current      Long-Term     Total
                 Deferred tax assets:

                 Receivable allowances    $   1,950     $     -      $    1,950
                 Other                        2,535           -           2,535
                 Operating loss carryforwards     -     1,739,527     1,739,527
                 Less valuation allowance    (4,485)   (1,735,331)   (1,739,816)
                                             -------   -----------   -----------
                                                  -         4,196         4,196
                 Deferred tax liability:
                 Property and equipment           -        (4,196)       (4,196)
                                             -------   ----------    -----------
                                          $       -     $       -    $        -
                                             =======   ==========    ===========


     The Company recorded a valuation allowance of $1,785,860 and $1,739,816 on deferred tax assets at December 31, 1999 and 1998, respectively. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The net valuation allowance increased (decreased) $46,044 and $(4,552), for the years ended December 31, 1999 and 1998, respectively, due primarily to the change in loss carryforwards.

     Loss carryforwards for tax purposes as of December 31, 1999, have the following expiration dates:


                 Expiration Date                   Amount

                 2001                           $    9,469
                 2002                                3,027
                 2003                               33,108
                 2004                              118,331
                 2005                              132,119
                 2006                              280,783
                 2007                              633,538
                 2008                              226,315
                 2009                              518,545
                 2010                              890,256
                 2011                            1,312,613
                 2012                              258,683
                 2014                              127,061
                                                ----------
                                                $4,543,848
                                                ==========

                      ENVIROMETRICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5.  Income Taxes - continued

     The following is a reconciliation of income tax at the federal statutory rate to the Company's income tax provision.

                                                        1999           1998
     Tax (benefit) at statutory rate of 35%        $  (44,471)      $   1,915
     State tax (benefit) - net                         (3,811)            219
     Non deductible charges                               875           2,808
     Change in valuation allowance                     46,044          (4,552)
     Other net                                          1,363            (390)
                                                   ----------       ---------
        Provision for taxes                        $        -       $       -
                                                   ==========       =========

Note 6. Debt Compromise
     The Company compromised debt with vendors and suppliers in 1999 and 1998. Extraordinary gain is recognized to the extent the applicable debt exceeds the cash or the fair market value of stock issued and is summarized as follows:
                                                         1999               1998
                                                         ----               ----
  Debt settled for cash                                $ 47,874       $  232,061
  Debt  settled  for  options  and  common  stock             -           93,808
                                                       --------       ----------
                                                       $ 47,874       $  325,869
                                                       ========       ==========

Note 7.  Redeemable  Preferred Stock
     In 1997 the Company issued 70,000 shares of Series A preferred stock, $2 stated value, which have preferences in the event of a liquidation of the Company. These preferred shares are convertible into common shares at the ratio of one share of preferred stock for three shares of common stock and are puttable, 17,500 shares annually beginning in December 1999 through 2002 at a put price of $2 for each preferred share. Shares not put back to the Company may be carried forward to the next year.

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

                      ENVIROMETRICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7.  Redeemable Preferred Stock - continued
         Obligations under the put options discussed above are as follows:


                  2000                                        $    70,000
                  2001                                             87,913
                  2002                                             89,411
                  2003                                             55,910
                  2004                                                -0-
                  Thereafter                                      517,428
                                                              -----------
                                                              $   820,662
                                                              ===========


     Dividends on Preferred Shares The Company is in arrears for payment of dividends on its preferred stock in the amount of $59,381 at December 31, 1999. The Company continues to accrue dividends at the stated rate of $.14 per share per annum. This amount accrued for the first year (through June 30, 1999) and is to be divided equally among and added to the quarterly payments for the second year. The accrued amount at December 31, 1998 was $19,689.

Note 8.  Unregistered  Stock
     The Company issued 630,694 shares of unregistered common stock in 1999 for compensation and legal expenses. In 1998, the Company issued 162,500 shares in consideration of loan costs on notes payable to shareholders. The transactions were recorded at discounted prices due to lack of marketability, liquidity and control related to the shares issued.

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

Note 9. Related Party Transactions and Balances
     Shakespeare Partners, LTD, whose general partner is a stockholder of the Company, had an outstanding note due from the Company of $195,000 at December 31, 1998. The note was repaid in January 1999. No interest was paid by the Company. During 1998, approximately $149,700 of debt was converted to 74,878 preferred shares.

     In December 1998 the Company entered into an agreement with Shakespeare Partners, LTD and its General Partner to sell its note receivable from Trico Incorporated amounting to $364,427 to the General Partner's retirement plan for $260,000 which resulted in a loss to the Company of $104,427 that was recorded in December 1998.

     During 1998, $207,296 of debt to the United States Company, a stockholder, was converted to 111,648 preferred shares. Certain principals in the United States Company serve the Company as Secretary, Treasurer and directors

     The President and CEO converted 100% of his outstanding notes during 1998. No interest was paid by the Company. Approximately $17,700 was converted to 8,835 preferred shares.

     An officer converted $4,500 of accrued salary to 2,250 preferred shares in December 1998.

     In  addition   to  the  related   party   transactions   discussed   above,
     approximately $171,812 of vendor debt was converted to 85,907 preferred shares during 1998.

                      ENVIROMETRICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10.  Stock  Options and Warrants
     In January 1994, the Board of Directors of the Company adopted the Company's Stock Option Plan, (the "Plan") as previously authorized by the Company's stockholders. Under the Plan, officers, directors, key employees and/or consultants of the Company can receive incentive stock options and nonqualified stock options to purchase up to an aggregate of 150,000 shares of the Company's common stock (of which no more than 50,000 shares may be pursuant to incentive stock options, and no more than 100,000 shares may be pursuant to nonqualified stock options). In January 1994, the Company's Board of Directors awarded, under the Plan, nonqualified stock options for an aggregate of 75,000 shares, all of which provide for an exercise price of $2.00 per share, are exercisable beginning on January 1, 1995 and expired on December 31, 1998 (subject to prior termination in accordance with the applicable stock option agreements).

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

     During the period 1996 through 1998, 23 employees who were holding incentive stock options left the employment of the Company without exercising their options. Subject to the stock option agreements, their options terminated on the effective dates of their resignations. Of the options for 88,250 issued in March, 1995 and April and December 1996, 42,250 options have expired, (40,750 incentive stock options and 1,500 non-qualified stock options).

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

     As of March 15, 2000 there were 87,000 options outstanding, including both incentive stock options and non-qualified stock options, which have been issued under the Plan since January 1994. As of this date no options have been exercised and on April 28, 2000 an additional 6,000 options will expire.

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

     On December 31, 1998 the Company had outstanding 600,000 warrants to purchase it common stock at $6.00 per share. On April 29, 1999 the company amended its warrant agreement to extend the expriation date of the warrants to April 30, 2001. Under certain conditions, the warrants are subject to redemption by the Company for $.05 per share.

Note 11.Fair Value of Financial Instruments
     The following disclosure of estimated fair value of financial instruments is made in accordance with the requirements of Financial Accounting Standards No. 107, Disclosure About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information. Accordingly, the estimates presented herein may not be indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

     The carrying values of cash and accounts receivable approximate fair values due to the short-term maturities of these instruments. The carrying value of note receivable, notes payable and long-term debt approximate fair values based on the discounted cash flow of those instruments, using current interest rates and remaining maturities at December 31, 1999. Accounts payable are carried at their face amount. Due to the Company's debt compromise program, the fair value will differ from the face amount. The amount of such differences has not been quantified and accordingly, is not disclosed.

                      ENVIROMETRICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 12.Other
     Loss of Listing from NASDAQ

     The Company's Common Stock has been publicly traded separately and was initially quoted on the Nasdaq Smallcap Market ("Nasdaq") under the symbol "EVRM" on August 12, 1994. Upon the divestiture of the Trico Envirometrics, Inc. subsidiary the Company fell below the listing requirements of Nasdaq. On December 3, 1996 the Company's common stock and warrants were delisted from The Nasdaq SmallCap Market and were subsequently traded on the Over the Counter Bulletin Board. On January 4, 1999, the Securities and Exchange Commission (SEC) approved amendments to NASD Rules 6530 and 6540 to limit quotations on the OTC Bulletin Board ("OTCBB") to the securities of companies that report their current financial information to the SEC. On November 18, 1999 the Company's common stock and warrants were delisted from the OTCBB because of failure to have the required SEC periodic filings submitted by that date. Price Quotations for the Company's common stock were listed on the National Bureau of Quotation's Electronic Pink Sheets (the "Pink Sheets").. On January 28, 2000 the Company brought its filings with the SEC current, thus meeting the requirements for re-listing on the OTCBB. One of the Company's market makers submitted the necessary documentation to have the Company's common stock re-listed on OTCBB and on March 21, 2000 the Company's common stock began trading again with a volume of 3,000 shares traded, closing at 5/8.


 Note13. Going Concern
     The Company incurred losses from continuing operations of $174,935 and $320,397 for the years ended December 31, 1999 and 1998, respectively. At December 31, 1999, current liabilities exceeded current assets by $150,500.

     As discussed in Note 14, the Company has entered into a binding agreement to exchange shares of the Company for shares of The Catapult Group. Both the Company and The Catapult Group are in the process of raising capital to complete the share exchange. However, Envirometrics can waive funding as a condition for the transaction to close.

     Subject to the successful completion of this share exchange, there is substantial doubt regarding the company's ability to continue as a going concern.

                      ENVIROMETRICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note14.  Subsequent Events
     On February 16, 2000, the Board of Directors of the Company approved the terms of the purchase of Catapult and on the same date the Company signed a non-binding Agreement. On March 8, 2000, certain conditions of the Agreement were met and the Agreement became binding. The basic terms of the Agreement involve the issuance of the Company's common stock to the shareholders of Catapult in exchange for their shares of Catapult and the escrow of shares of the Company's common stock to support exercise of options by the holders of Catapult options, so that after Agreement closing the shareholders and option holders of Catapult will hold (or have rights to acquire) 90% of the outstanding common shares of the Company. The current shareholders and option holders of the Company will retain fully-diluted 10% ownership of the Company at closing. After closing, the Company name will be changed to The Catapult Group, Inc. To minimize the outstanding shares of the Company after closing, a reverse split of 10:1 will be completed for the currently issued and outstanding Company common shares. Additionally, to facilitate the merger and the acquisition plans of The Catapult Group, consents will be solicited from the Company's shareholders to authorize amendment of the Company's Articles of
     Incorporation for the increase of the authorized shares of Company common stock from 10 million to 20 million.

     On March 16, 2000 the holders of all 70,000 shares of Series A Preferred Stock instructed the Company to convert their Preferred Stock to Common Stock. This conversion will result in an additional 210,000 shares of Common Stock being issued. On March 10, 20, 24, and 30, 2000 the holders of all 208,640 shares of Series B Preferred Stock instructed the Company to convert their Preferred Stock to Common Stock. This conversion will result in an additional 1,043,200 shares of Common Stock to be issued. Additionally, the Company was instructed by certain holders of preferred shares to convert the related accrued dividends of $50,929 on Series B Preferred Stock to Common Stock. This conversion will be at the same value of $0.40 per share of Common Stock which was the value of the Common Stock in the conversion of the Preferred Stock. The conversion of these dividends will result in 127,322 shares of Common Stock being issued. The holder of Series C Preferred Stock is expected to convert some portion, possibly all, of its Preferred Stock to Common Stock along with the accrued dividend, but at this time the amount is unknown. The Common Stock that will be issued is prior to the 10:1 reverse stock split that will occur if The Catapult Group transaction is consummated.

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

     Welch, Roberts & Amburn, Certified Public Accountants, LLP were retained to conduct the 1999 audit of the Company's financial statements for the year ended December 31, 1999.

                                    PART III

ITEM 9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS  AND
--------------------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

     On January 28, 1999 Ms. Elsie L. Rose was appointed as a Director of the Company.

     The following table sets forth certain information concerning the directors and executive officers of the Company as of March 15, 2000.

     Directors and Executive Officers

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

     Elsie L. Rose, CPA - Ms. Rose was elected Treasurer of the Company in August 1995, Acting CFO in November of 1996 and Director on January 28, 1999. Ms. Rose was a founder of The United States Company and is a Director and its Treasurer. The United States Company is a privately held management company specializing in forming strategic partnerships with small and medium sized businesses to provide management, financing, accounting, marketing, and technology support. Ms. Rose has practiced public accounting, primarily in Richmond, Virginia, for over 18 years. Ms. Rose was a senior manager at Deloitte & Touche, LLC before joining a local Richmond, Virginia Certified Public
Accounting Firm in 1989. She began practicing as a sole practitioner before formation of the firm of Rose, Sanderson & Creasy, LLC, in 1992. Ms. Rose is currently a member of that firm. Ms. Rose graduated with honors from Virginia Commonwealth University with a B.S. in Accounting in 1979.

     Charles E. Feigley, Ph.D, MSPH, CIH - Dr. Feigley co-founded Azimuth, Incorporated while serving as Chairman of Environmental Health Sciences at the University of South Carolina. Dr. Feigley brings extensive experience in engineering and research through his employment history with the University of South Carolina as an Assistant and Associate Professor, a Research Associate at the University of North Carolina, as an Environmental Control Engineer at Diamond Shamrock Chemical Company, a chemical manufacturer, and as an Engineering Aid with the U.S. Naval Marine Engineering Laboratory. Dr. Feigley is a Board Member of the Company, and currently serves in various positions within industry councils and professional societies. He is also a Diplomat for the American Academy of Industrial Hygiene and a member of the Editorial Board of Applied Industrial Hygiene. Dr. Feigley is a graduate of the University of Delaware with a B.S. degree in Chemical Engineering (1967), of Rutgers University with a M.S. degree in Environmental Sciences (1971), and of the University of North Carolina with a Ph.D. in Environmental Sciences and Engineering (1977). He is certified in the "Comprehensive Practice of Industrial Hygiene" by the American Board of Industrial Hygiene.

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

     If the transaction with The Catapult Group is consummated, all current Officers and Directors will resign. The Catapult Group will appoint new
Directors and the legacy shareholders of the Company will have one representative on the new Board of Directors.

     Significant Employees

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


ITEM 10. EXECUTIVE COMPENSATION

-------------------------------

                           SUMMARY COMPENSATION TABLE

                           --------------------------
                              Annual Compensation*

                              --------------------
                              Fiscal Year
                               ended                      Other Annual
                               12/31    Salary    Bonus   Compensation($)
                                         ($)       ($)

Name and
Principal Position

Walter H. Elliott, III         1999      75,000     0            0
President and Chief            1998      59,500     0            0
Executive Officer (Nov. 96
until present)                 1997      59,500     0            0

President, EPC (Until Nov.
96)

============================= ======== ========= ======== ================

                             Long-Term Compensation

                             ----------------------
                               Awards                   Payouts

                               ------                   -------

                                          Securities
                            Restricted    Underlying
                             Stock        Options/     LTIP         All Other
                             AWARD(S)     SARS(#)(1)  PAYOUTS($) COMPENSATION(2)

                             --------     ----------  ---------- ---------------
                               ($)                                     ($)
Walter H. Elliott, III

                       1999    93,174      150,000        0            0
                       1998      0            0           0            0
                       1997      0            0           0            0

================================================================================

     *  Does  not  include  personal   benefits  and  other  forms  of  non-cash
     compensation that did not in the aggregate exceed 10% of the aggregate amount of cash compensation for the subject individual.

     (1) Represents shares of stock issued in lieu of salary during 1997 and 1998 when Mr. Elliott's salary was cut from $85,000 annually to $59,500. This number does not reflect the 10:1 stock split that will occur at closing if The Catapult Group acquisition is consummated.

     (2) Represents stock options granted in December 1999. This number does not reflect the 10:1 stock split that will occur at closing if The Catapult Group acquisition is consummated (See Item 10: Executive Compensation--Compensation Policy and Other Compensation.)

Employment  Agreements
---------------------

     The Company currently has no employment agreements with any of it's employees.

Stock Option Plan

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

     As of March 15, 2000 there were 87,000 options outstanding, including both incentive stock options and non-qualified stock options, which have been issued under the Plan since January 1994. As of this date no options have been exercised and on April 28, 2000 an additional 6,000 options will expire.

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


                          Aggregated Option/SAR Grants
                          in Fiscal Year ended 12/31/99

                                          Options/SAR
                            (A)           Granted to      (B)
                            Options/SAR   Employees in    Exercise or Base Price
 Name                       Granted(#)    Fiscal Year     (S/Share)               Expiration Date
 ----                       -----------   -----------    -----------------------  ---------------
Walter H. Elliott, III        150,000        79%                $ 0.10               12/29/04


                         Aggregated Option/SAR Exercise
            in Fiscal Year ended 12/31/99 and FY-End Option/SAR Value

                                                                                  Value of Unexercised in the
                              Shares                     Number of                Money Options/
                            Acquired On     Value        Unexercised Options/     SAR at FY-End($)
Name                         Exercise#    Realized($)    SAR AT Year End(#)       Exercisable/Unexercisable

----                        -----------   -----------    -------------------      -------------------------

Walter H. Elliott, III          -            -              155,000                  $38,750/0



Compensation Policy and Other Compensation
------------------------------------------

     During the fiscal  year ended  December  31,  1999 the  Company's  Board of
Directors   determined  all  compensation  matters  relating  to  the  Company's executive officers.

     The Board of Directors of the Company in the past determined that the best way to attract and retain highly capable employees on a basis that will encourage them to perform at increasing levels of effectiveness and to use their best efforts to promote the growth and profitability of the Company and its subsidiaries, was to enter into employment agreements with its senior executive officers. During the "Turnaround" phase, including fiscal year 1999, there have been no additional senior executive officers recruited and Mr. Elliott has continued to serve without an employment contract. The Company believes that its compensation levels as to all of its employees are comparable to industry standards.

     In setting levels of compensation for Mr. Elliott and in approving management's compensation of all other Company employees, the Board of Directors has evaluated the Company's overall performance, the contribution of particular individuals to Company performance and industry compensation standards. On January 28, 1999 the Board of Directors recognized the 30% cut ($85,000 to $59,500) in salary that Mr. Elliott took in 1996 for the 1997 and 1998 fiscal years and increased his annual compensation to $100,000. Because of the cash situation of the Company, Mr. Elliott offered to take $75,000 of such annual compensation in cash and the balance in non-qualified stock options. The Board accepted Mr. Elliott's offer. On March 20, 2000 the Board authorized the issuance of 50,000 options to Mr. Elliott in lieu of the remaining $25,000 in salary not taken in cash. All of such options provide for an exercise price of $0.10 per share, all are exercisable at the grant date and all expire on March 19, 2010 (subject to prior termination in accordance with the applicable stock option agreements). The exercise price applicable under such outstanding stock options represents 100% of the fair market value of the underlying common stock as of the date that such options were granted, as determined by the Board of Directors of the Company on the date that such options were granted.

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

Item 11. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding shares of common stock beneficially owned as of December 31, 1999 by (i) each person known by the Company to be the beneficial owner of more than 5% of outstanding common stock, (ii) each of the Company's officers and/or directors, and (iii) all officers and directors as a group. Except as otherwise indicated, the Company believes, based on information furnished by such owners, that the beneficial owners of the Common Stock listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable. All numbers designating beneficial ownership of the Company's common stock do not reflect the 10:1 stock split which will occur if The Catapult Group acquisition is consummated.

================================================================================
                              Amount of Common Stock   Percentage of Outstanding

     Name                       Beneficially Owned           Common Stock

================================================================================
Richard D. Bennett                   384,597(1)                 10.56%
2059 Emerald Terrace
Mt. Pleasant, SC 29464

--------------------------------------------------------------------------------
Charles E. Feigley, PhD              187,864(10)                 5.09%
2538 Wheat Street
Columbia, SC  29205

--------------------------------------------------------------------------------
Walter H. Elliott, III               349,849(2)(3)(6)(11)        9.11%
205 Walnut Hill Drive
Summerville, SC 29485

--------------------------------------------------------------------------------
Patrick H. Cooper                    221,614                     6.09%
4501 Old Park Road
North Charleston, SC 29405

--------------------------------------------------------------------------------
Jack E. Bennett                      229,503(5)                  6.30%
403 E. Marion Street
Kershaw, SC  29067

--------------------------------------------------------------------------------
Shakespeare Partners, L.P.           584,730(9)                 14.56%
21 Legare Street
Charleston, SC  29401

--------------------------------------------------------------------------------
H. E. Igoe                           724,730(8)                 18.05%
21 Legare Street
Charleston, SC 29401

--------------------------------------------------------------------------------
Michael McGehee                      304,080                     8.35%
1 North Adgers Wharf
Charleston, SC 29401

--------------------------------------------------------------------------------
The United States Company            683,240(7)                 16.27%
1051 Technology Park Drive
Glen Allen, Virginia   23060

--------------------------------------------------------------------------------
Richard H. Guilford                  277,747(7)(10)              7.16%
5900 Patterson Avenue, Chalet 9
Richmond, Virginia   23226

--------------------------------------------------------------------------------
Maurizio F. Giabbai, PhD             277,747(7)(10)              7.16%
5652 Buttonwood Court
Stone Mountain, Georgia   30087

--------------------------------------------------------------------------------
Elsie L. Rose                        340,280 (4)(7)(10)          8.75%
12645 Mount Hermon Road
Ashland, Virginia   23005

================================================================================
All Directors and Executive Officer  1,433,486(2) (3) 4)(6)     31.10%
as a group (five persons)                     (7)(10)(11)

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

     (6) Includes 44,175 shares of Common Stock assuming conversion, which conversion occurred in March 2000, of shares the Series B Preferred stock held at a 5 shares of Common Stock to 1 share of Preferred Stock conversion rate.

     (7) Includes 125,000 shares of Common Stock issued to The United States Company ("USC"). Includes 558,240 shares of Common Stock, assuming conversion, which conversion occurred in March 2000, of the shares of Series B Preferred Stock held at a 5 shares of Common Stock to 1 share of Preferred Stock conversion rate. Richard H. Guilford, Chairman of the Board of the Company, Maurizio F. Giabbai, Ph.D., a Director of the Company, and Elsie L. Rose, CPA, the Treasurer of the Company, are principals in USC. Messrs. Guilford and Giabbai, and Ms. Rose, each owns a one-third interest in The United States Company and based upon the organizational documents of USC has beneficial ownership of one-third of the securities in which it invests (including the Company's Securities).

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

     Repayment of the New Notes was secured under a security agreement granting to USC (i) a security interest in the Company's rights under the $600,000 Trico Note delivered to the Company upon its sale of the Trico Business on July 26, 1996; and (ii) all of the Company's rights under a pledge agreement, dated July 26, 1996, between Andrew Gillette and the Company, pursuant to which Mr. Gillette pledged to the Company all of his interest in the Trico shares he acquired from the Company in connection with his purchase of the Trico business. As part of the Memorandum Agreement, the Company also issued to USC 125,000 unregistered shares of its Common Stock (the "Exchange Shares").

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

     The President and CEO converted to equity 100% of his outstanding notes during 1998. Approximately $17,700 was converted to 8,835 shares of Series B Preferred Stock, which Series B Preferred Stock shares (and accrued dividends) were converted into 49,587 shares of Company Common Stock in March 2000.

     Pursuant to an agreement, dated February 4, 1999, Azimuth agreed to engage Patrick Cooper as an independent contractor to provide asbestos analysis and other consulting services. The services are provided at rates specified in the Agreement (generally 50% of the rate charged to Azimuth clients for work performed by Mr. Cooper), with the term of the agreement being initially one-year, subject to successive one-year renewal periods; provided, that the agreement may be terminated by either party on 30 days notice. The agreement has been extended for another one year period.

     On November 23, 1999, the individual members of the Board of Directors, who were recipients of options to acquire an aggregate of 700,000 shares of Company Stock at an exercise price of $0.10 per share, agreed to terminate all such options (the "Terminated Options"). On December 30, 1999, the Board of Directors awarded stock options outside of the Plan to the individual members of the Board of Directors and to Walter H. Elliott, the Company's President and Chief Executive Officer, to purchase an aggregate of 350,000 shares of Common Stock. All of such options provide for an exercise price of $.10 per share (the "New Options"), all are exercisable at the grant date and all expire on December 29, 2004. The exercise price applicable under such outstanding stock options represents 100% of the fair market value of the underlying common stock as of the date that such options were granted, as determined by the Board of Directors of the Company on the date that such options were granted. All of the Terminated Options and the New Options were granted by the Board of Directors to the recipients in lieu of directors fees and other monetary compensation, in order to maintain the continued service of the recipients on behalf of the Company.

     The United States Company, Walter H. Elliott, III and Elsie L. Rose converted all shares of Preferred Stock held by each as of March 31, 2000. This amounted to 122,733 shares of Series B Preferred Stock. Additionally, all accrued dividends on these shares of Preferred Stock were converted to Common Stock.

     All  references  to  stockholdings  and  stock  issuance  in this  Item 12:
"Certain Relationships and Related Transactions", give effect to all prior stock splits (but not to the proposed 10:1 reverse split in connection with consummation of the acquisition of The Catapult Group).

ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 8-K
-------------------------------------------------

 (a) The following exhibits are filed along with this Report on Form 10-KSB:

Number  Description of Exhibit
------  ----------------------

  3.1   Amended and Restated Certificate of Incorporation of Registrant.(2.)
  3.2   Amended and Restated By-laws of Registrant.(2.)
  3.3 Certificate of Designation of Series A, B, and C Preferred Stock of Envirometrics, Inc.(2.)
  4.2   1993 Stock Option Plan, including form of Stock Option Agreement. (1.)
  4.3   Warrant Amendment Extension dated April 15, 1999.(2.)
 10.1   Certifications  of  accreditation  from American  Industrial  Hygiene
        Association   and  State  of  New  York  Department  of  Health  in
        respect of Registrant's Azimuth Laboratory. (1.)
 10.2 Lease Agreement dated December 17, 1996 by and between Registrant and James W. Miller, M.D. for the Corporate Facitlity located at 9229 University Blvd. (2.)
 10.3 Preferred Stock Subscription and Conversion Agreement and Investment Representations dated November 14, 1997 by Zellweger Analytics, Inc.(2.)
 10.4 Preferred Stock Agreement between Registrant and Ten State Street, LLP dated June 30, 1998. (2.)
 10.5 Preferred Stock Agreement between Registrant and The United States Company dated June 30, 1998. (2.)
 10.6 Preferred Stock Agreement between Registrant and Precision Southeast, Inc. dated June 30, 1998. (2.)
 10.7 Preferred Stock Agreement between Registrant and Shakespeare Partners, L.P. dated June 30, 1998. (2.)
 10.8 Preferred Stock Agreement between Registrant and Walter H. Elliott, III dated June 30, 1998. (2.)
 10.9 Preferred Stock Agreement between Registrant and Elsie L. Rose dated January 1, 1999. (2.)
10.10 Amendment to Lease Agreement dated January 18, 1999 by and between Registrant and James W. Miller, M.D. for the Corporate Facility located at 9229 University Blvd. (2.)
10.11 Consulting Agreement by and between Azimuth, Inc. and Patrick H. Cooper dated February 4, 1999. (2.)
10.12 The Plan and Agreement to Exchange Stock by and between the Registrant and The Catapult Group, Inc. dated February 16, 2000.

Item 21 - Subsidiaries of Registrant.


      (1.) Incorporated by reference, filed as an Exhibit to Report on Form 10-KSB for 1995, filed on March 25, 1996, (SEC File No. 0-23892).

      (2.) Incorporated by reference, filed as an Exhibit to Report on Form 10-KSB for 1998, filed on January 28, 2000, (SEC File No. 0-23892).

     (b) No reports were filed on Form 8-K during the fourth quarter of 1999.

     SIGNATURES In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 10, 2000

                              ENVIROMETRICS, INC.

                          BY: S/WALTER H. ELLIOTT, III

                        Walter H. Elliott, III, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES                             TITLE                       DATE

 s/Richard H. Guilford

------------------------  Chairman of the Board               April 10, 2000
Richard H. Guilford

 s/Walter H. Elliott, III



------------------------                                      April 10, 2000
Walter H. Elliott, III    Director, President, Chief
                          Executive Officer
 s/Elsie L. Rose



------------------------                                      April 10, 2000
Elsie L. Rose             Treasurer, Chief Accounting Officer
                          & Acting Chief Financial Officer
 s/Charles E. Feigley

------------------------  Director                            April 10, 2000
Charles E. Feigley

 s/Maurizio F. Giabbai

------------------------  Director                            April 10, 2000
Maurizio F. Giabbai

EXHIBIT 21 SUBSIDIARIES OF ENVIROMETRICS, INC.
----------------------------------------------

     1.   Azimuth, Incorporated