Form 10QSB
period 2000-03-31
ENVIROMETRICS INC /DE/
filed 2000-05-15
CIK 917253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT 1934

                  For the quarterly period ended March 31, 2000

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

                                 YES [ ] NO [X]

As of December 31, 1999 the Registrant had outstanding 3,640,880 shares of common Stock. Transitional small business disclosure format (check one):

                                 YES [ ] NO [X]

INDEX
-----


PART I.  FINANCIAL INFORMATION                                     Page #

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet at
         March 31, 2000 and December 31, 1999                          2

         Condensed Statement of Operations for the
         First Quarter ended March 31, 2000 and 1999                   3

         Condensed Statement of Cash Flows for the
         First Quarter ended March 31, 2000 and 1999                   4

         Notes to Consolidated Financial Statements                    5

Item  2. Management's  Discussion  and  Analysis  of  Results of  Operations
and Financial Conditions                                             6-9

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings                                            10

 Item 3. Defaults upon Senior Securities                              10

 Item 5. Other Information                                         10-17

 Item 6. Exhibits and Reports                                         18

 Signature                                                            18

                      ENVIROMETRICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2000 and December 31, 1999



                                             2000                 1999
 ASSETS                                   (Unaudited)           (Audited)
 ------                                   -----------           ---------

CURRENT ASSETS
  Cash and cash equivalents              $    44,423         $   104,607
  Trade receivables less allowance
  for doubtful accounts $5,000
  in 2000 and 1999                            50,348             131,654
  Inventories                                  4,000               4,000
  Prepaid expenses                            16,172              27,634
                                         -----------         -----------
    TOTAL CURRENT ASSETS                     114,943             267,895
                                         -----------         -----------
OTHER ASSETS AND INTANGIBLES
  Deposits                                     2,500               2,500
  Other                                        8,265                   -
                                         -----------         -----------
                                              10,765               2,500
                                         -----------         -----------

 PROPERTY AND EQUIPMENT
   Furniture and equipment                   921,358             921,358
   Vehicles                                    9,490               9,490
                                         -----------         -----------
                                             930,848             930,848
   Less accumulated depreciation            (877,505)           (870,816)
                                         -----------         -----------
                                              53,343              60,032
                                         -----------         -----------
                                         $   179,051         $   330,427
                                         ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable                          $          -         $   12,848
 Current maturities of
    long-term debt                            28,154              13,708
  Accounts payable                           244,843             221,228
  Accrued expenses                           133,308             170,677
                                        ------------         -----------
TOTAL CURRENT LIABILITIES                    406,305             418,461
                                        ------------         -----------

LONG-TERM DEBT,
  less current maturities                     71,681              71,681
 Deferred Gain on Asset Sale                  18,125              24,167
                                        ------------         -----------
                                              89,806              95,848
                                        ------------         -----------

Redeemable Preferred Sotck                   717,985             717,985
                                        ------------         -----------
STOCKHOLDERS' EQUITY
  Common stock par value $.001;
    authorized 10,000,000 shares;
    issued 2000 and 1999 -
    3,640,880 shares                           3,640               3,640
  Additional paid-in capital               5,069,388            5,069,388
  Retained earnings(deficit)              (6,108,073)          (5,974,895)
                                        ------------         ------------
                                          (1,035,045)            (901,867)
                                        ------------         ------------
 TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                $    179,051         $    330,427
                                        ============         ============

See Notes to Condensed Consolidated Financial Statements

                      ENVIROMETRICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              THREE MONTHS ENDED
                                           March 31        March 31
                                             2000            1999
                                           --------        --------

FINANCIAL INCOME (EXPENSE)
  Interest income                               775             1,843
  Interest expense                             (852)           (2,523)
  Gain (loss) on disposition
     of property                              6,042             6,042
  Gain (loss) on vendor
     balances negotiated                          -            21,171
  Other                                           -                25
                                        -----------        ----------
                                              5,965            26,558
                                        -----------        ----------
INCOME (LOSS) BEFORE
  DISCONTINUED OPERATIONS                     5,965            26,558

DISCONTINUED OPERATIONS                    (139,143)            5,942
                                        -----------        ----------
NET INCOME (LOSS)                       $  (133,178)       $   32,500
                                        ===========        ==========
Weighted average number of
common shares outstanding                 3,640,880         3,012,686
                                        ===========        ==========
Net income (loss)
 per common share                       $    (0.037)       $    0.011
                                        ===========        ==========
Net (loss) per common share,
after preferred dividends               $    (0.039)       $    0.008
                                        ===========        ==========
Dividends per common share              $         -        $        -
                                        ===========        ==========



See Notes to Condensed Consolidated Financial Statements

                      ENVIROMETRICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FIRST QUARTER ENDED MARCH 31, 2000 AND 1999

                                               March 31            March 31
                                                 2000                1999
                                                 ----                ----
Cash Flows From Discontinued Operation's:
   Net (loss)                                $  (133,178)       $    32,500
   Adjustments To Reconcile net
   (loss) to net cash used in
   discontinued operation's.
   Depreciation                                    6,689             10,866
   (Gain)loss on disposal of property             (6,042)            (6,042)
   Common stock issued for interest
   and loan costs                                      -                  -
   Net gain on vendor balances negotiated              -            (21,171)

   Change in assets and liabilities:
    (Increase) decrease in accounts
    receivable                                     81,306           110,885
    (Increase) decrease in prepaid
    expenses                                       11,462            (1,277)
    Increase (decrease) in accounts
    payable and accrued expenses                  (13,754)          (41,939)
                                             ------------       -----------
      Net cash (used in) provided by
      discontinued operation's                    (53,517)           83,822
                                             ------------       -----------


Cash Flows From Investing Activities:
  Collection of note receivable                        -            218,294
  Purchase of furniture and equipment                  -             (2,835)
  (Increase) decrease in other assets             (8,265)               124
                                             -----------        -----------
  Net cash provided by investing
  activities                                      (8,265)           215,583
                                             -----------        -----------
Cash Flows From Financing Activities:
  Principal payments on long-term
  borrowing                                        1,598            (27,817)
                                             -----------        -----------
Net cash used in financing activities              1,598            (27,817)
                                             -----------        -----------
    Net increase (decrease) in cash and
     cash equivalents                            (60,184)           271,588

 Cash and cash equivalents, beginning            104,607             40,934
                                             -----------        -----------
 Cash and cash equivalents, ending           $    44,423        $   312,522
                                             ===========        ===========

Supplemental Disclosure of Cash Flows
  Information
    Cash payments for interest               $       852        $     2,768
                                             ===========        ===========
Supplemental Disclosure of Cash Flows
Information
  Issuance of common stock for warrants,
  loan costs and other                       $         -        $     3,554
                                             ===========        ===========
  Issuance of common stock for
  debt conversion                            $                  $    76,877
                                             ===========        ===========
  Issuance of preferred stock for
  debt conversion                            $                  $   422,379
                                             ===========        ===========


See Notes to Condensed Consolidated Financial Statements


ENVIROMETRICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000

(1) The unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements of the Company, and notes thereto, should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

The results of activity for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to present fairly the consolidated financial position, discontinued operations and changes in cash flow for the interim periods. All such adjustments are of a normal recurring nature.

(2) Net loss per common share is computed using the weighted average number of common shares outstanding, after giving effect for the 1 for 2 reverse split effective with the initial public offering in 1994.

(3) The Company's common stock and warrants were deleted from The Nasdaq SmallCap Market(tm) on December 3, 1996 for failure to meet the capital and surplus requirement for continued listing. The Company is listed on the OTC-Bulletin Board. The Company's listing on the OTC-Bulletin board was deleted November 18, 1999 and re-listed on March 21, 2000 after filing the required forms 10-KSB for the years 1996, 1997, 1998 and 1999.

(4) At March 31, 2000 the Company had accrued $69,304 in dividends on the preferred shares discussed above. In March 2000, the holders of all preferred shares agreed to convert to Common Stock all accrued dividends.

(5) The Company disposed of all remaining operations subsequent to March 31, 2000. Therefore, all activity has been reflected as discontinued operations.

(6) The Company has entered into a binding agreement with The Catapult Group, Inc. to acquire all of the outstanding stock of that corporation. As of May 15, 2000, the transaction has not been consumated.

THREE MONTHS ENDED MARCH 31, 2000  COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Subsequent to March 31, 2000 the Company sold its remaining consultative and laboratory operations. Because of these two transactions, the Company has reported all activity as discontinued operations for the quarter ended March 31, 2000, and has restated the corresponding amounts for the quarter ended March 31, 1999.

The resignation of a key employee and shareholder had a significant negative impact on operations for the consultative group. The consultative operations were subsequently sold to a newly formed limited liability company owned 100% by the former key employee.

Laboratory activity revenue and cost of revenue remained fairly flat for the quarter ended March 31, 2000, as compared to the same period ended March 31, 1999. This unit was sold during May 2000.

The following reports the trends had the Company remained as an operating company.

The following financial information reports operating trends for the Company for 2000 for the remaining operating subsidiary compared to 1999. Net service revenue for the Consultative Service group which is comprised of health and safety consulting for the first quarter of 2000 amounted to $49,700 which was $150,600 (75.2%) lower than the $200,300 reported for the first quarter of 1999. One customer accounted for $157,800 in 1999 first quarter revenue. Net service revenue for the Laboratory Service group, which is comprised of the industrial hygiene laboratory for the third quarter of 2000 amounted to $82,000 which was $3,300 (3.96%) lower than the $85,300 reported for the first quarter of 1999.

Consultative direct service costs decreased by 40.7% or $38,500 to $56,000 for the first quarter of 2000 as compared to $94,400 reported for the first quarter of 1999 due to the decrease in Consultative Service revenue noted above. Laboratory direct service costs decreased by .20% or $100 to $81,100 for the first quarter of 2000 as compared to $81,200 reported for the first quarter of 1999. The reduced costs are attributable to decreased operating expense's over the lower revenue base noted above..

The gross loss for the first quarter ended March 31,2000 decreased by $115,400 a decrease of 104.9%, to ($5,400) as compared to $110,000 for the three months ended March 31, 1999.

The Company reported a (4.1%) gross margin for the first quarter of 2000 as compared to a 38.5% margin for the first quarter in 1999. The reason for the decrease in gross margin is related to the fixed cost nature of the laboratory activities and the decreased revenue for both segments of operations.

 Percentage comparisons of gross margins reported by the company are as follows:

 Period                      Total           Consultative            Laboratory
 1st Quarter 2000            (4.1%)            (12.6%)                 1.1%
 1st Quarter 1999            38.5%              52.9%                  4.8%

Operating expenses amounted to $133,767 for the three months ended March 31, 2000, as compared to $106,900 reported for the three months ended March 31, 1999. Sales and marketing expenses were approximately the same for both reporting periods. General and administrative costs increased by $31,000 to $115,800 for the three months ended March 31, 2000, as compared to $84,900 reported for the three months ended March 31, 1999. Legal and auditing expenses in connection with the filing of Forms 10-KSB for the years ended 1996, 1997, 1998, and 1999 amounted to $33,600 for the first quarter of 2000. Depreciation and amortization costs decreased overall by $4,200 due to older equipment being fully depreciated and not replaced.

The Company incurred an operating loss of $139,100 for the three months ended March 31, 2000 as compared to an operating income of $5,900 for the three months ended March 31, 1999. The significant deterioration is due to the decrease in revenue generation for 2000 as compared to 1999 and the additional expense of the audits in connection with the filing of Forms 10-KSB for the years ended 1996, 1997, 1998, and 1999.

Interest income for the quarter ended March 31,2000 was $800 compared to $1,800 of interest income recorded for the quarter ended March 31,1999.

A net loss was recorded for the first quarter ended March 31, 2000 of $139,200 which is $165,700 lower than net income reported for the first quarter ended March 31, 1999 of $26,500.

FINANCIAL CONDITION

The independent auditor's report stated that the Company has suffered from recurring losses from operations and decreases in working capital and stockholders' equity. This raises substantial doubt about the Company's ability to continue as a going concern. The Company's financial condition deteriorated during the first quarter ended March 31, 2000 over 1999 due to decreased operating activity in the first quarter of 2000 and additional professional services incurred in the first quarter to complete the audits of the Company's financial statements for the years 1996, 1997, 1998, and 1999. The Company is experiencing severe cash flow constraints.

Working capital deficiency at March 31, 2000 amounted to $291,400. Cash decreased by approximately $60,000 and trade accounts receivable decreased by approximately $80,000.

The Company does not have adequate assets to meet its obligations. Approximately $80,000 (representing 100%) of debt in connection with the Small Business Administration is expected to be paid from the proceeds of the sale of the consultative operations. As part of that agreement, the Company also will receive some cash flow based on revenue from certain existing customer contracts transferred.

In addition, $69,304 of accrued dividends on preferred shares were converted into common shares during April 2000.

The Company expects to eliminate a minimum of $53,000 in trade payables related to vendor amounts greater than three years old.

The  Company  anticipates  payment  of monies in excess of  $100,000  of accrued professional fees at March 31, 2000 will be from the anticipated $2,000,000 capital raise required to successfully complete the merger with The Catapult Group, Inc. There are no agreements in place at the current date with any funding sources.

RECENT DEVELOPMENTS

Due to the lack of synergy between current operations of Envirometrics and the operations of The Catapult Group, and the poor financial performance experienced in recent months from these operations, the Board of Directors authorized Mr. Elliott to explore the sale of current operations with interested buyers. In the normal course of business, Azimuth, Inc. (the remaining operating subsidiary of Envirometrics) has operated as two units (i) the Consultative Business and (ii) the Laboratory Business. See Envirometrics, Inc. 1999 Form 10-KSB, for the definitions of the Consultative Business and the Laboratory Business. For ease of disposition the two units were sold separately to different buyers.

Since October 1999, revenues of the Azimuth subsidiary have been down beyond the normal cyclical down-turn experienced in this market during the winter months. This coupled with Mr. Bennett leaving (see Envirometrics 1999 Report on Form 10-KSB--Item I: Description of Business--Post "Turnaround" Phase) and the lack of synergy between the historical Envirometrics' operations with those of The Catapult Group, prompted the decision by the Board of Directors of Envirometrics to act to dispose of current operations in the Environmental, Health and Safety market. As of May 12, 2000 the following is the status of the disposition outlined by business unit, (i) the Consultative Business and
(ii) the Laboratory Business.

The Consultative Business

On April 24, 2000 Azimuth Inc. ("Seller") and Envirometrics signed an agreement with Richard D. Bennett ("RDB") and Risk Technologies, LLC ("Purchaser") for the sale of certain assets of Azimuth pertaining to the Consultative Business ("Agreement"). The assets include equipment used in the Consultative Business, current and former Consultative Business clients, the Azimuth name, certain work in process and the good will of the Consultative Business ("Assets").

The purchase price for the Assets is $100,000, payable at closing as the assumption of two U.S. Small Business Administration ("SBA") notes totaling approximately $80,000 and a Promissory Note from the Purchaser, co-signed and guaranteed by RDB. The assumption of the SBA notes and the Promissory Note equal the purchase price of $100,000. The SBA notes expire in 2005 and the Promissory Note will pay out on the first anniversary after closing. The financial obligations outlined in the Agreement are secured by up to 300,000 shares of RDB's common stock of Envirometrics. This transaction closed on April 26, 2000.

The Laboratory Business

On April 6, 2000 Envirometrics entered into a non-binding letter of intent to sell certain assets of Azimuth pertaining to the Laboratory Business to a prospective buyer. The buyer is an independent third party having no affiliation with Envirometrics. The assets include certain equipment pertaining to the Laboratory Business, current and former Laboratory Business clients and certain work in process ("Lab Assets").

The proposed purchase price for the Lab Assets is $25,000 cash at closing and a 10% commission paid on Laboratory Business clients which continue to send laboratory analytical work to the prospective buyer. The commission is capped at $40,000 per year for two years with a minimum guaranteed fee of $30,000 over the two year term of the commission period. The commission payments will be secured by a first security interest in the equipment and the accounts receivable generated from the Laboratory Business clients. This transaction closed on May 8, 2000.

GENERAL OVERVIEW

During the course of the "Turnaround" phase (see Envirometrics, Inc. 1999 10-KSB, Item 1: Description of Business), the Company has explored alternative plans for growth to include the identification of companies in other markets which had greater growth potential than the Environmental, Health and Safety market. This process was begun with a view to keeping all options open for the future of the Company. In September 1999, the Company was introduced to The Catapult Group, Inc. (The Catapult Group), a Georgia corporation. The Catapult Group is an Internet integration firm offering intelligent end-to-end e-business solutions to large and middle-market organizations. These solutions range from strategic e-business planning and application development to marketing and communications services for Internet enterprises. The Catapult Group was looking to enter the public market without incurring the cost of an expensive Initial Public Offering and was exploring the avenue of a reverse merger with a company whose securities were already traded publicly. In February 2000, the Company and The Catapult Group reached terms that each felt were fair to the parties and entered into a non-binding agreement ("Agreement") to acquire The Catapult Group (See Item 13: Exhibits, Lists and Reports on Form 8K--Plan and Agreement to Exchange Stock). On March 8, 2000, the Agreement became binding on the transaction parties. Consummation of the Agreement is still subject to certain specific, as well as additional customary, conditions to closing (e.g., the pre-closing completion of a $2 million private placement for provision of working capital funds by The Catapult Group).

The acquisition of The Catapult Group, if consummated, will be transacted as a stock exchange whereby the shareholders of The Catapult Group will receive shares of the Company. The Catapult Group will become a wholly-owned subsidiary of the Company. The Catapult Group shareholders and option holders as a group will end up with 90% ownership of the outstanding stock of the Company. The Company will change its name from Envirometrics, Inc. to The Catapult Group, Inc. after closing. The transaction will involve the reverse split of the pre-closing shares of the Company so that current Company shareholders and option holders, after issuance of common shares to The Catapult Group shareholders and reserving shares for their option holders, will hold 10% of the outstanding stock. It is anticipated that the Agreement will close on or about June 15, 2000.

On May 8, 2000, the Company filed a preliminary Information Statement with the Securities and Exchange Commission. It is expected that a definative Information Statement will be filed on May 18, 2000, and subsequently mailed to the shareholders of Envirometrics relating to the request for Written Consent for authorizing (a) the acquisition of The Catapult Group, Inc., including (i) the reverse split of current outstanding common stock, (ii) the amendment of the Articles of Incorporation to change the name of the Corporation to The Catapult Group, Inc. and (iii) the consummation of the Plan and Agreement to exchange stock in connection with the acquisition of The Catapult Group, Inc. and (b) the amendment of the Articles of Incorporation to increase the authorized shares of Common Stock from 10 million to 20 million shares.

This 10-QSB contains certain forward-looking  statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that certain statements in this 10-QSB are "forward looking statement" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors. Such uncertainties and risks include, among others, certain risks associated with the closing of the The Catapult Group transaction described herein, government regulation, and general economic and business conditions. Actual events, circumstances, effects and results may be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. Consequently, the forward-looking statements contained herein should not be regarded as representations by the Company or any other person that the projected outcomes can or will be achieved.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings - None

Item 3.  Defaults upon Senior Securities

Dividends on Preferred Shares
-----------------------------
In March 2000, outstanding shares of Envirometrics convertible preferred stock, all of Series A and B and two thirds (2/3) of Series C, along with accrued dividends at that date were converted to 1,676,053 shares of Envirometrics Common Stock.

Item 5. Other Information

Re-listing on Over The Counter Bulletin Board
---------------------------------------------
On January 28, 2000 the Company brought its filings with the SEC current, thus meeting the requirements for re-listing on the OTCBB. One of the Company's market makers submitted the neceessary documentation to have the Company's common stock re-listed on OTCBB and on March 21, 2000 the Company's common stock began trading again on OTCBB.

ProForma Financial Information
------------------------------

ENVIROMETRICS, INC.
AND THE CATAPULT GROUP, INC.
UNAUDITED PRO FORMA CONDENSED FINANCIAL INFORMATION

The following unaudited pro forma condensed financial information relates to the merger, which will be accounted for as a purchase transaction. The following pro forma condensed financial information has been prepared based upon the net monetary assets of Envirometrics, Inc. acquired and the historical consolidated financial statements of The Catapult Group, Inc., giving effect to the combination.

In the financial statements of the Company, the acquisition is accounted for as a reverse purchase of the assets and liabilities of Envirometrics, Inc. by The Catapult Group, Inc. The accounting treatment applied in the reverse acquisition differs from the legal form of the transaction and the continuing legal entity is Envirometrics, Inc.

The pro forma condensed financial information does not purport to present the financial condition and results of operations of Envirometrics, Inc. and The Catapult Group, Inc. had the Merger actually been completed as of the dates indicated. In addition, the pro forma condensed financial information is not necessarily indicative of the future results of operations and should be read in connection with the historical consolidated financial statements and the notes thereto of Envirometrics, Inc. and The Catapult Group, Inc., respectively.



    THE CATAPULT GROUP, INC. (formerly ENVIROMETRICS, INC. AND SUBSIDIARIES)
                       PROFORMA CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2000


                                                 Actual          Adjustments           Pro Forma
                                             ---------------   ---------------      ---------------
           ASSETS
           Current Assets
                Cash and cash
                equivalents                   $     14,842        $     44,423 (1)   $      59,265
                Trade receivables, less
                allowance for doubtful accounts
                of $5,000 in 2000 and 1999         339,030              50,348 (1)         389,378
                Other net monetary assets                              155,000 (2)         155,000
                Prepaid expenses                     3,000              16,172 (1)          19,172
                                             -------------        ------------       -------------
                Total Current Assets               356,872             265,943             622,815
                                             -------------        ------------       -------------

           Property and Equipment

                Furniture and equipment             70,086                   -              70,086
              Less accumulated depreciation        (17,569)                  -             (17,569)
                                             -------------        ------------       -------------
                                                    52,517                   -              52,517
                                             -------------        ------------       -------------

           Other Assets
                Deposits                             4,942              10,765 (1)          15,707
                Goodwill, net of accumulated
                amortization of $23,381            479,484                   -             479,484
                                             -------------        ------------       -------------
                                                   484,426              10,765             495,191
                                             -------------        ------------       -------------
                TOTAL                        $     893,815        $    276,708       $   1,170,523
                                             =============        ============       =============

See Notes to Consolidated Proforma Financial Statements

                                                  Actual          Adjustments           Pro Forma
                                             ---------------   ---------------      ---------------
           LIABILITIES AND STOCKHOLDERS' EQUITY

           Current Liabilities
           Notes payable                     $     500,000        $                 $     500,000
           Current maturities of long-term debt          -              19,154  (1)        19,154
           Accounts payable                        114,741             191,843  (1)       306,584
           Accrued expenses and other               62,392             (69,304) (3)       102,229
                                                                       109,141  (1)
                                             -------------        ------------      -------------
           Total Current Liabilities               677,133             250,834            927,967
                                             -------------        ------------      -------------

           Redeemable Preferred Stock,
           Par value $.001; authorized 2,500,000
           shares; issued 1999 - 24,959                                717,995  (1)        49,918
                                                                      (668,077) (3)
                                             -------------        ------------      -------------
                                                        -               49,918             49,918
                                             -------------        ------------      -------------
           Common Stock and Accumulated Deficit
           Common stock, par value $.001;
           authorized 10,000,000 shares;
           issued 1999 - 6,168,838 shares           60,000             (60,000) (6)         6,169
                                                                         5,616  (6)
                                                                         3,852  (1)
                                                                           148  (4)
                                                                            25  (4)
                                                                         1,503  (4)
                                                                        (4,975) (5)

           Additional paid-in capital              554,930              54,384  (6)       707,324
                                                                        69,156  (3)
                                                                           (25) (4)
                                                                      (765,277) (1)
                                                                       666,574  (3)
                                                                         4,975  (5)
           Accumulated deficit                    (398,248)                  -           (419,028)
                                            --------------        ------------      -------------
                                                   216,682             (24,044)           192,638
                                            --------------        ------------      -------------
                                            $      893,815        $    276,708      $   1,170,523
                                            ==============        ============      =============


See Notes to Consolidated Proforma Financial Statements

             THE CATAPULT GROUP, INC. (formerly Envirometrics, Inc.)
                 PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                           QUARTER ENDED MARCH 31,2000


                                              CATAPULT            ADJUSTMENTS       CONSOLIDATED
                                              --------            -----------       ------------
Service Revenue                             $    575,557         $         -       $     575,557
---------------

Direct Service Costs                             208,532                   -             208,532
--------------------                        ------------         -----------       -------------

   Gross Profit                                  367,025                   -             367,025
                                            ------------         -----------       -------------

Operating Expenses
------------------

Sales and marketing                               82,740                   -              82,740
General and administrative                       243,961                   -             243,961
Depreciation and amortization                     11,419                   -              11,419
                                            ------------         -----------       -------------
                                                 338,120                   -             338,120
                                            ------------         -----------       -------------
   Operating Income                               28,905                   -              28,905
                                            ------------         -----------       -------------


Other Income (Expense)
----------------------
Interest income                                        -                   -                   -
Interest expense                                  (8,125)                  -              (8,125)
                                             -----------         -----------       -------------
    Net Income (Loss)                        $    20,780         $         -       $      20,780
-----------------                            ===========         ===========       =============
Net Income (Loss) Per Common Share           $     0.003            n/a                    0.003
---------------------------                  ===========         ===========       =============

Weighted average number of common shares
outstanding                                    6,000,000             (17,852)      $   5,982,148
                                             ===========         ===========       =============


See Notes to Consolidated Proforma Financial Statements

THE CATAPULT GROUP, INC. (formerly ENVIROMETRICS, INC. AND SUBSIDIARIES) NOTES TO UNAUDITED PROFORMA CONDENSED FINANCIAL STATEMENTS

The unaudited pro forma condensed financial statements have been prepared combining the net monetary assets purchased of Envirometrics, Inc. and The Catapult Group, Inc. and adjusting such combined balances to conform to the accounting policies of the two companies.

The following describes adjustments and other items relevant to the pro forma financial statements.

     (1) Net deficiency in monetary assets acquired amounted to $24,044 at March 31, 2000. This is due to the net use of cash approximating $60,000 and significant decrease of approximately $80,000 in trade accounts receivable from December 31, 1999.

     (2) Net monetary assets acquired included $155,000 from the disposition of the Envirometrics, Inc. operations.

     (3) Included in the transaction is the conversion of 328,559 preferred shares into 1,502,793 common shares of Envirometrics, Inc. before the reverse split.

     (4) Accrued dividends on Envirometrics, Inc. preferred stock converted into 173,261common shares of Envirometrics, Inc. before the reverse split.

     (5) The holders of Envirometrics, Inc. common shares participated in a reverse split transaction and were issued one share of Envirometrics, Inc. common stock for every ten shares held.

     (6) Recapitalization. The weighted average number of shares outstanding was calculated assuming Envirometrics shares were exchanged for all of the outstanding shares of The Catapult Group at January 1, 2000 and that 5,616,016 new shares of Envirometrics, Inc. common stock was issued.

     (7) Loss per Common Share. Loss per common share is based upon the weighted average number of common shares outstanding. The calculation also assumes that holders of Envirometrics, Inc. common shares participated in a reverse split transaction and were issued one share of Envirometrics, Inc. common stock for every ten shares held.

     The holders of the preferred stock of Envirometrics, Inc. converted 328,559 preferred shares and $69,304 of amounts in accrued dividends on the preferred shares at March 31, 2000, into 1,676,053 common shares at April 17, 2000. These were assumed converted at March 31, 2000 in the calculation of weighted average number of shares outstanding at March 31, 2000.


     (8) Impairment of long-lived assets. The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be fully recoverable. The Company performs undiscounted cash flow analyses to determine if impairment exists. Based on a review performed for the quarter ended March 31, 2000, no impairment existed that would require adjustment to or disclosure in the pro forma financial statements.


Note 1. Proforma Financial Condition and Plan of Operation

     Prior to the closing of and in accordance with the Exchange Agreement, The Catapult Group shall have obtained a financing commitment for Two Million Dollars ($2,000,000) in net proceeds or such lesser amount as may be agreed to by Envirometrics and The Catapult Group, from a third party investor(s) upon terms and conditions satisfactory to Envirometrics and The Catapult Group. Though this condition is a condition precedent to closing the Acquisition, it may be waived in whole or in part by Envirometrics and The Catapult Group. If The Catapult Group is successful in obtaining up to the $2,000,000 capital raise, the proceeds will be used (i) to payoff the notes payable ($500,000) related to the acquisition of i2o, Inc., (ii) for the acquisition of related companiew (up to $600,000) and (iii) working capital to fund personnel and other costs associated with the execution of The Catapult Group business plans (up to $900,000).

     The pro forma consolidated balance sheet presents negative working capital in the amount of $305,200. Included in this is the aforementioned $500,000 in notes payable, $250,000 of which is currently in default. Without the capital raise mentioned above or the obtaining of additional financing it is doubtful that there will be sufficient resources to meet obligations as they become due.

Note 2.  Results of Operations and Management's Plans

Envirometrics' plan to exchange stock with The Catapult Group, Inc. contemplates a shift in business strategy to Internet strategy consulting. Traditionally, the Catapult Group has provided end-to-end Internet solutions to its customers. Moving forward, the company will continue to provide these services and focus strongly on the technology auditing aspects of internet strategy, quality assurance and project management and control.

The Catapult Group, Inc. is currently completing a development project for an online telecommunications product and service marketplace company. Revenues for the development of this project during the first quarter of 2000 were approximately $150,000. The customer intends to launch this site in May 2000, and seek additional funding for ongoing development. Although continued revenue is conditional on available funding, The Catapult Group, Inc. contemplates the provision of services in future phases of this project.

The Catapult Group is also a vendor in good standing with a very large communications corporation. Project development revenues from work for this customer were approximately $126,200 during the first quarter of 2000. At present, however, there are no projects ongoing for this customer.

The Catapult Group, Inc. intends to focus its service offering on the consulting aspects of Internet strategy. Elements of this operating segment include Internet technology architecture development, technology auditing, quality assurance and project management services. In the early part of the second quarter 2000, The Catapult Group, Inc.has secured approximately 5 agreements for technology blueprint projects with estimated revenues that average approximately $25,000 per project. The company believes that the growing importance of planning and control in the Internet market will lead to increased activity in this operating segment.

Although The Catapult Group, Inc. was profitable during the first quarter of 2000, a downturn in revenues and business activity is contemplated in the short term as the company completes the transition to the public market and effects a shift in strategy to a pure consulting model.The company anticipates losses during the second and third quarters of 2000 with a return to profitability late in the fourth quarter or in early 2001. The Catapult Group, Inc. intends to secure working capital to support ongoing activities and to build the infrastructure necessary to implement the company's business plan.

Item 6.  Exhibits and Reports
-----------------------------

(a) The following exhibits are filed along with this Report on Form 10-QSB:

Number  Description of Exhibit
------  ----------------------

  10.1   Preferred Stock Conversion Agreement:  Ten State Street, LLP
  10.2   Preferred Stock Conversion Agreement:  Walter H. Elliott, III
  10.3   Preferred Stock Conversion Agreement:  Shakespeare Partners
  10.4   Preferred Stock Conversion Agreement:  Precision Southeast, Inc.
  10.5   Preferred Stock Conversion Agreement:  Elsie L. Rose
  10.6   Preferred Stock Conversion Agreement:  United States Company, Inc.
  10.7 Asset Purchase Agreement between Registrant and Risk Technologies, LLC dated April 26, 2000.
  10.8 Asset Purchase Agreement between Registrant and GAL Services, Inc dated May 08, 2000.

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ENVIROMETRICS, INC.

Date:  May 15, 2000                         Walter H. Elliott, III
                                            _______________________
                                            Walter H. Elliott, III

                                               President and CEO