Form 10QSB
period 2000-06-30
RAINWIRE PARTNERS INC /DE/
filed 2000-08-21
CIK 917253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT 1934

                  For the quarterly period ended June 30, 2000

                         Commission file Number 0-23892

                               RAINWIRE PARTNERS, INC.

            (Exact name of registrant as specified in its charter.)


             DELAWARE                                57-0941152
  (State or other jurisdiction of                  I.R.S. Employer
   incorporation or organization)                 Identification No.)


                  4940 Peachtree Industrial Boulevard, Ste 350
                               Norcross, GA 30071

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

                                 YES [ ] NO [X]

As of June 30, 2000 the Registrant had outstanding 5,503,222 shares of common Stock. Transitional small business disclosure format (check one):

                                 YES [ ] NO [X]

INDEX
-----


PART I.  FINANCIAL INFORMATION                                     Page #

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet at
         June 30, 2000 and December 31, 1999                           2

         Condensed Statement of Operations for the
         Second Quarter ended June 30, 2000 and 1999                   3

         Condensed Statement of Cash Flows for the
         Second Quarter ended June 30, 2000 and 1999                   4

         Notes to Consolidated Financial Statements                    5

Item  2. Management's  Discussion  and  Analysis  of  Results of  Operations
and Financial Conditions                                             6-9

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings                                             9

 Item 3. Defaults upon Senior Securities                               9

 Item 5. Other Information                                          9-14

 Item 6. Exhibits and Reports                                         14

 Signature                                                            15

                      ENVIROMETRICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2000 and December 31, 1999

                                         Envirometrics       Envirometrics
                                             2000                1999
                                          (Unaudited)          (Audited)
                                         -------------       -------------
 ASSETS
 ------
CURRENT ASSETS
  Cash and cash equivalents              $    30,936         $   104,607
  Notes receivable, current portion          127,871                   -
  Trade receivables less allowance
  for doubtful accounts $5,000
  in 2000 and 1999                            17,010             131,654
  Inventories                                  4,000               4,000
  Prepaid expenses                             1,572              27,634
                                         -----------         -----------
    TOTAL CURRENT ASSETS                     181,389             267,895
                                         -----------         -----------
OTHER ASSETS AND INTANGIBLES
  Deposits                                     2,500               2,500
  Other                                        9,352                   -
                                         -----------         -----------
                                              11,852               2,500
                                         -----------         -----------

 PROPERTY AND EQUIPMENT
   Furniture and equipment                   202,615             921,358
   Vehicles                                    9,490               9,490
                                         -----------         -----------
                                             212,105             930,848
   Less accumulated depreciation             192,619             870,816
                                         -----------         -----------
                                              19,486              60,032
                                         -----------         -----------
                                         $   212,727         $   330,427
                                         ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable                           $    73,492         $    12,848
 Current maturities of
    long-term debt                            18,171              13,708
  Accounts payable                           231,370             221,228
  Accrued expenses                            61,789             170,677
                                         -----------         -----------
TOTAL CURRENT LIABILITIES                    384,822             418,461
                                         -----------         -----------

LONG-TERM DEBT,
  less current maturities                          -              71,681
 Deferred Gain on Asset Sale                  12,084              24,167
                                         -----------         -----------
                                              12,084              95,848
                                         -----------         -----------

Redeemable Preferred Sotck                    49,918             717,985
                                         -----------         -----------
STOCKHOLDERS' EQUITY
  Common stock par value $.001;
    authorized 10,000,000 shares;
    issued 2000 - 5,503,222 and 1999 -
    3,640,880 shares                           5,503               3,640
  Additional paid-in capital               5,811,856           5,069,388
  Retained earnings(deficit)              (6,051,456)         (5,974,895)
                                         -----------         -----------
                                            (234,097)           (901,867)
                                         -----------         -----------
 TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                 $   212,727         $   330,427
                                         ===========         ===========

          See Notes to Condensed Consolidated Financial Statements

                      ENVIROMETRICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                             June 30,         June 30,            June 30,         June 30,
                                               2000             1999                2000             1999
                                             --------         --------            --------         --------

DISCONTINUED OPERATIONS
  Loss from discontinued operations         (149,107)          (17,700)            (282,210)          (11,758)
  Gain (loss) on disposition
     of operations                           211,703             5,028              205,661            26,224
  Interest (net)                                  65             1,507                  (12)              827
NET INCOME (LOSS)FROM                    -----------        ----------          -----------        ----------
DISCONTINUED OPERATIONS                       62,661           (11,165)             (76,561)           15,293
                                         ===========        ==========          ===========        ==========
Weighted average number of
common shares outstanding                  5,155,312         3,012,686            4,398,096         3,012,686
                                         ===========        ==========          ===========        ==========
Net income (loss)
 per common share                        $     0.012       $    (0.004)         $    (0.017)       $    0.005
                                         ===========        ==========          ===========        ==========
Net (loss) per common share,
after preferred dividends                $     0.010       $    (0.007)         $    (0.020)       $    0.002
                                         ===========        ==========          ===========        ==========
Dividends per common share               $         -        $        -          $         -        $        -
                                         ===========        ==========          ===========        ==========

          See Notes to Condensed Consolidated Financial Statements

                      ENVIROMETRICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SECOND QUARTER ENDED JUNE 30, 2000 AND 1999

                                               June 30,           June 30,
                                                 2000               1999
                                               --------           --------
Cash Flows From Discontinued Operation's:
   Net income                               $    (76,561)       $    15,293
   Adjustments To Reconcile net income
   (loss) to net cash used in
   discontinued operation's.
   Depreciation                                   10,875             20,567
   (Gain) on disposal of subsidiary operations  (125,329)                 -
   (Gain)loss on disposal of real property       (12,083)                 -
   Net gain on vendor balances mediated          (68,248)           (26,199)
   Change in assets and liabilities:
   (Increase) decrease in accounts
   receivable                                    114,644             67,722
   (Increase) decrease in prepaid
   expenses                                       26,062              4,461
   Increase (decrease) in accounts
   payable and accrued expenses                  (98,746)           (27,984)
                                            ------------        -----------
      Net cash provided by (used in)
      discontinued operation's                  (229,386)            53,860
                                            ------------        -----------


Cash Flows From Investing Activities:
  Issuance of notes receivable for disposal
   of subsidiary operations                      130,000                  -
  Collection of notes receivable                   2,129            218,294
  Book value of assets disposed                   40,699                  -
  Purchase of furniture and equipment                  -             (2,835)
  (Increase) decrease in deposits                      -               (128)
  (Increase) decrease in other assets             (9,352)               252
                                            ------------        -----------
  Net cash provided by investing
  activities                                     163,476            215,583
                                            ------------        -----------
Cash Flows From Financing Activities:
  Principal payments on long-term
  borrowing                                       (7,761)           (36,673)
                                            ------------        -----------
Net cash used in financing activities             (7,761)           (36,673)
                                            ------------        -----------
    Net increase (decrease) in cash and
     cash equivalents                            (73,671)           232,770

 Cash and cash equivalents, beginning            104,607             40,934
                                            ------------        -----------
 Cash and cash equivalents, ending           $    30,936        $   273,704
                                             ===========        ===========

Supplemental Disclosure of Cash Flows
  Information
    Cash payments for interest               $       787        $     2,768
                                             ===========        ===========
Supplemental Disclosure of Cash Flows
Information
  Issuance of common stock for warrants,
  loan costs and other                       $         -        $     3,554
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

          See Notes to Condensed Consolidated Financial Statements

ENVIROMETRICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000

(1) The unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements of the Company, and notes thereto, should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, filed under the Company's former name Envirometrics, Inc.

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

(3) The Company's common stock and warrants were deleted from The Nasdaq SmallCap Market(tm) on December 3, 1996 for failure to meet the capital and surplus requirement for continued listing. The Company was subsequently listed on the OTC-Bulletin Board. The Company's listing on the OTC-Bulletin board was deleted November 18, 1999 and re-listed on March 21, 2000 after filing the required forms 10-KSB for the years 1996, 1997, 1998 and 1999.

(4) At June 30, 2000 the Company had accrued $873 in dividends on Series C preferred shares discussed above. In March 2000, the holders of all preferred shares agreed to convert to Common Stock all accrued dividends of $69,304.

(5) The Company disposed of all remaining operations in May, 2000 in two unrelated transactions. Therefore, all activity for 2000 and 1999 has been reflected as discontinued operations. Two notes receivable have been recorded in connection with these transactions

(6) The Company entered into a binding agreement with The Catapult Group, Inc. and acquired all of the outstanding stock of that corporation on July 26, 2000. The Company subsequently changed its name to Rainwire Partners, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2000 Compared To Three Months Ended June 30, 1999

On April 26 and May 8, 2000 respectively, the Company sold its remaining consultative and laboratory operations. Because of these two transactions, the Company has reported all activity as discontinued operations for the quarter ended June 30, 2000, and has restated the corresponding amounts for the quarter ended June 30, 1999.

Because these operations were sold and the Company focused its attention on closing the transaction with The Catapult Group, Inc., no comparative discussion of operations with prior periods has been included.

Financial Condition

The independent auditor's report, filed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, stated that the Company has suffered from recurring losses from operations and decreases in working capital and stockholders' equity. This raised substantial doubt about the Company's ability to continue as a going concern. The Company's financial condition deteriorated during the second quarter ended June 30, 2000 over 1999 due to the sale of assets from its operating subsidiary. The Company is experiencing cash flow constraints.

Working capital deficiency at June 30, 2000 amounted to $129,900 which was approximately a $20,600 improvement over December 31, 1999. Cash decreased by approximately $73,700 and trade accounts receivable decreased by approximately $114,600 over December 31, 1999. Two notes receivable in connection with the disposition of subsidiary operations are expected to be collected within one year and are recorded as current assets. Included in current maturities of long term debt is $73,400 in connection with the Small Business Administration debt discussed below.

The Company did not have adequate assets to meet its obligations at June 30, 2000. Approximately $80,000 (representing 100%) of debt in connection with the Small Business Administration is expected to be paid from collections of a note receivable recorded in connection with the sale of the consultative operations. As part of that agreement, the Company also is expected to receive additional proceeds based on revenues from certain existing customer contracts transferred. In addition, the Company received $700,000 through the issuance of new shares of common stock subsequent to the completion of the acquisition of The Catapult Group, Inc., $500,000 was used to repay notes payable of The Catapult Group, Inc. of which $250,000 was in default. The remaining amount will be used for working capital.

In addition, $69,304 of accrued dividends on preferred shares were converted into common shares during April 2000.

The Company eliminated approximately $53,000 in trade payables related to vendor amounts greater than three years old during the first six months of 2000.

The Company has significant professional fees included in accounts payable at June 30, 2000. The Company expects that payment in excess of $100,000 for professional fees recorded at June 30, 2000 will be from the capital raise completed at the merger with The Catapult Group, Inc., and additional financing anticipated through the sale of new shares of common stock.

Recent Development

On May 18, 2000 the Company filed a definitive Information Statement soliciting consents from its shareholders to consummate the transaction with The Catapult Group, Inc. and take other actions as outlined in the Information Statement necessary to comply with the Plan and Agreement to Exchange Stock dated as of February 16, 2000 (the "Exchange Agreement"). On June 8, 2000 the Company's transfer agent, Continental Stock Transfer & Trust Company suspended the consent count because a majority (approximately 60%) of the consents had been returned. The transfer agent then issued the Company a confirmation letter tabulating the consent count, 3,264,363 votes were received with greater than 99% giving consent to the transactions outlined in the Information Statement.

Prior to the closing of the Exchange Agreement, on July 26, 2000, Registrant effected a 10:1 reverse split of its outstanding common stock, issued 5,555,064 shares of its common stock to purchase all of the outstanding common stock of Catapult, changed its name to The Catapult Group, Inc. and increased its authorized shares from Ten Million (10,000,000) to Twenty Million (20,000,000). An amendment to Registrant's Certificate of Incorporation reflecting such changes was filed with the Secretary of State of Delaware on July 26, 2000. Upon completion of the Exchange Agreement, The Catapult Group, Inc. became a wholly owned subsidiary of the Company and the shareholders of The Catapult Group, Inc. became owners of approximately 90% of the current outstanding shares of Common Stock of the Company. The Company subsequently changed its name to Rainwire Partners, Inc. Mr. Walter H. Elliott, III resigned as President and CEO and Mr. Bryan M. Johns became President and CEO.

On July 26, 2000 four individuals, Jake Cantrell, Ronald Potts, Nancy Edwards and Shiela A. Tallent (the "Purchasers") acquired a total of Nine Hundred Thousand (900,000) shares of newly issued Common Stock of the Company for Seven Hundred Thousand dollars ($700,000) or approximately $0.78 per share. Although the Exchange Agreement required an investment of $2 million, both Envirometrics, Inc. and The Catapult Group, Inc. agreed to waive this requirement and accept the $700,000 capital investment. In consideration of their purchase of Common Stock the Purchasers were granted certain Registration Rights.

The Purchasers' registration rights include the right to make one demand that the Company register common stock constituting all or part of the above-mentioned 900,000 shares on Forms S-1, S-2 or S-3 at any time after September 1, 2000. If the Company is unable to financially bear the cost of the filing of the registration statement under the demand registration, the Purchasers may elect to pay the registration expenses. Subject to certain restrictions, the Purchasers' registration rights also require the Company, upon request, to use its best efforts to include in any registration of equity securities of the Company, whether for sale for the account of the Company or for the account of any holder of securities of the Company, common stock constituting all or part of the above-mentioned 900,000 shares that the Company has been so requested to register. For a more detailed description of the terms of the registration rights agreement please see Exhibit 10.5.

General Overview

During the course of the "Turnaround" phase (see Envirometrics, Inc. 1999 10-KSB, Item 1: Description of Business), the Company explored alternative plans for growth to include the identification of companies in other markets which had greater growth potential than the Environmental, Health and Safety market. This process began with a view of keeping all options open for the future of the Company. In September 1999, the Company was introduced to The Catapult Group, Inc. ("The Catapult Group"), a Georgia corporation. The Catapult Group operated as an Internet integration firm offering intelligent end-to-end e-business solutions to large and middle-market organizations. These solutions range from strategic e-business planning and application development to marketing and communications services for Internet enterprises. The Catapult Group was looking to enter the public market without incurring the cost of an expensive Initial Public Offering and was exploring the avenue of a reverse merger with a company whose securities were already publicly traded. In February 2000, the Company and The Catapult Group entered into a non-binding agreement whereby the Company would acquire The Catapult Group. On July 26, 2000 this transaction was consummated.

On July 26, 2000,  Registrant entered into Employment  Agreements with Mr. Bryan
M. Johns, President and Chief Executive Officer, and Mr. Walter H. Elliott, III, Vice President, Business Operations and Mergers and Acquisitions. The Employment Agreements have an initial term of three (3) years and are renewable for one year successive terms after the expiration of three (3) years. The Employment Agreements provide for an annual minimum base salary of $102,000 for Mr. Johns, and $100,000 for Mr. Elliott. The Employment Agreements entitle Mr. Johns and Mr. Elliott to annual bonuses to be determined by the Compensation Committee of the Board of Directors and participation in Registrant's Incentive Stock Option Plan.

On July 26, 2000, the majority of the shareholders of Registrant elected to change the name of Registrant from The Catapult Group, Inc. to Rainwire Partners, Inc. An amendment to Registrant's Certificate of Incorporation reflecting the name change was filed with the Secretary of State of Delaware on July 27, 2000.

On August 1, 2000, Rainwire Partners, Inc. received a new symbol from NASDAQ. As of that date, Rainwire Partners, Inc. is traded on the OTC Bulletin Board under the symbol RNWR.

This 10-QSB contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that certain statements in this 10-QSB are "forward looking statement" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors. Such uncertainties and risks include, among others, government regulation, and general economic and business conditions. Actual events, circumstances, effects and results may be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. Consequently, the forward-looking statements contained herein should not be regarded as representations by the Company or any other person that the projected outcomes can or will be achieved.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 3.  Defaults upon Senior Securities

Dividends on Preferred Shares

As of June 30, 2000, 24,959 shares of Series C preferred stock remain outstanding. Dividends on these shares total $873 and are still unpaid.

Item 5. Other Information

ProForma Financial Information

ENVIROMETRICS, INC. AND THE CATAPULT GROUP, INC. (NOW RAINWIRE PARTNERS, INC.) UNAUDITED PRO FORMA CONDENSED FINANCIAL INFORMATION

The following unaudited pro forma condensed financial information has been prepared based upon the net deficiency in monetary assets of Envirometrics, Inc. acquired and the historical consolidated financial statements of The Catapult Group, Inc., giving effect to the combination.

In the financial statements of the Company, the acquisition is accounted for as a reverse purchase of the assets and liabilities of Envirometrics, Inc. by The Catapult Group, Inc. The accounting treatment applied in the reverse acquisition differs from the legal form of the transaction and the continuing legal entity is now Rainwire Partners, Inc (formerly Envirometrics, Inc.).

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

The Company filed a Form 8-K on August 4, 2000 announcing the completion of the transaction and will file updated pro forma condensed financial statements as of the effective date, July 26, 2000, as an amendment to this Form 8-K filing.

    THE CATAPULT GROUP, INC. (formerly ENVIROMETRICS, INC. AND SUBSIDIARIES)
                       PROFORMA CONSOLIDATED BALANCE SHEET
                                JUNE 30, 2000

                                               Actual          Adjustments         Pro Forma
                                           ---------------   ---------------    ---------------
ASSETS

Current Assets
  Cash and cash
  equivalents                              $       (10,351)  $        30,936 (1)$        20,585
  Accounts receivable                              186,596            17,010 (1)        206,606
  Other net monetary assets                              -           127,184            127,184
  Prepaid expenses                                       -             5,572 (1)          5,572
                                           ---------------   ---------------    ---------------
     Total Current Assets                          176,245           180,702            356,947
                                           ---------------   ---------------    ---------------

Property and Equipment

  Furniture and equipment                           70,674           202,615 (1)        273,289
  Less accumulated depreciation                    (22,369)         (183,129)          (205,498)
                                           ---------------   ---------------    ---------------
                                                    48,305            19,486             67,791
                                           ---------------   ---------------    ---------------

Other Assets
  Deposits                                           4,942            11,852 (1)         16,794
  Goodwill, net of accumulated
  amortization of                                  469,341                 -            469,341
                                           ---------------   ---------------    ---------------
                                                   474,283            11,852            486,135
                                           ---------------   ---------------    ---------------
     TOTAL                                 $       698,833   $       212,040    $       910,873
                                           ===============   ===============    ===============

See Notes to Consolidated Proforma Financial Statements



                                               Actual          Adjustments         Pro Forma
                                           ---------------   ---------------    ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Notes payable                            $      500,000    $                  $       500,000
  Current maturities of long-term debt                  -             18,171 (1)         18,171
  Accounts payable                                127,982            231,370 (1)        359,352
  Accrued expenses and other                       80,773             60,916 (1)        141,689
                                           --------------    ---------------    ---------------
         Total Current Liabilities                708,755            310,457          1,019,212
                                           --------------    ---------------    ---------------

Long-term Debt, less current portion
  Banks and others                                      -             72,805 (1)         72,805
  Deferred gain on asset sale                           -             12,083 (1)         12,083
                                           --------------    ---------------    ---------------
         Total Current Liabilities                      -             84,888             84,888
                                           --------------    ---------------    ---------------
Redeemable Preferred Stock,
  Par value $.001; authorized 2,500,000
  shares; issued 2000 - 24,959                          -             49,918 (1)         49,918
                                           --------------    ---------------    ---------------
                                                        -             49,918             49,918
                                           --------------    ---------------    ---------------
Common Stock and Accumulated Deficit
  Common stock, par value $.001;
  authorized 10,000,000 shares;
  issued 2000 - 6,107,887 shares                   60,000            (60,000)(2)          6,108
                                                                       5,555 (2)
                                                                       3,852 (1)
                                                                         148 (2)
                                                                          25 (2)
                                                                       1,503 (2)
                                                                      (4,975)(3
  Additional paid-in capital                      554,930             54,445 (2)        375,600
                                                                         (25)(2)
                                                                    (238,726)(1)
                                                                       4,975 (3)
  Accumulated deficit                            (624,852)                 -           (624,852)
                                           --------------    ---------------    ---------------
                                                   (9,922)          (233,223)          (243,145)
                                           --------------    ---------------    ---------------
                                           $      698,833    $       212,040    $       910,873
                                           ==============    ===============    ===============


See Notes to Consolidated Proforma Financial Statements

             THE CATAPULT GROUP, INC.(formerly ENVIROMETRICS, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           QUARTER ENDED JUNE 30,2000


                                               ACTUAL          ADJUSTMENTS        CONSOLIDATED
                                           --------------    ---------------    ---------------
Service Revenue                            $      922,555    $           $              922,555
---------------
Direct Service Costs                              353,045                               353,045
--------------------                       --------------    ---------------    ---------------

      Gross Profit                                569,510                               569,510
                                           --------------    ---------------    ---------------

Operating Expenses
------------------

Sales and marketing                               141,641                               141,641
General and administrative                        593,261                               593,261
Depreciation and amortization                      26,362                                26,362
                                           --------------    ---------------    ---------------
                                                  761,264                               761,264
                                           --------------    ---------------    ---------------
   Operating Loss                                (191,754)                            (191,754)
                                           --------------    ---------------    ---------------
Other Income (Expense)
----------------------
Interest income                                     1,130                                 1,130
Interest expense                                   (16,250)                             (16,250)
Other income (expense)                              1,050                                 1,050
                                           --------------    ---------------    ---------------
       Net Income (Loss)                   $     (205,824)   $                   $     (205,824)
-----------------                          ==============    ===============    ===============
Net (Loss) Per Common Share                $       (0.034)   $        n/a        $       (0.034)
---------------------------                ==============    ===============    ===============

Weighted average number of common shares
outstanding                                     6,000,000             (4,109)         5,995,891
                                           ==============    ===============    ===============

See Notes to Consolidated Proforma Financial Statements

RAINWIRE PARTNERS, INC. (formerly ENVIROMETRICS, INC. AND SUBSIDIARIES) NOTES TO UNAUDITED PROFORMA CONDENSED FINANCIAL STATEMENTS

The unaudited pro forma condensed financial statements have been prepared combining the net monetary assets purchased of Envirometrics, Inc. and The Catapult Group, Inc. and adjusting such combined balances to conform to the accounting policies of the two companies.

The following describes adjustments and other items relevant to the pro forma financial statements.

(1) Net deficiency in monetary assets acquired amounted to $203,433 at June 30, 2000. This is due to the use of cash approximating and significant decrease in trade accounts receivable from December 31, 1999.

(2) Re-capitalization. The weighted average number of shares outstanding was calculated assuming Envirometrics shares were exchanged for all of the outstanding shares of The Catapult Group at January 1, 2000 and 5,555,064 new shares of Envirometrics, Inc. common stock was issued.

(3) Loss per Common Share. Loss per common share is based upon the weighted average number of common shares outstanding. The calculation also assumes that holders of Envirometrics, Inc. common shares participated in a reverse split transaction and were issued one share of Envirometrics, Inc. common stock for every ten shares held.

(4) Impairment of long-lived assets. The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be fully recoverable. The Company performs undiscounted cash flow analyses to determine if impairment exists. Based on a review performed for the quarter ended June 30, 2000, no impairment existed that would require adjustment to or disclosure in the pro forma financial statements.


Note 1. Proforma Financial Condition and Plan of Operation

The pro forma consolidated balance sheet presents negative working capital in the amount of $305,200. Included in this deficiency is $500,000 in notes payable, of which $250,000 was in default as of June 30, 2000.

Prior to the closing of and in accordance with the Exchange Agreement, The Catapult Group was to have obtained a financing commitment for Two Million Dollars ($2,000,000) in net proceeds or such lesser amount as may be agreed to by Envirometrics and The Catapult Group, from a third party investor(s) upon terms and conditions satisfactory to Envirometrics and The Catapult Group. At closing on July 26, 2000, the Company received an equity infusion of Seven Hundred Thousand dollars ($700,000) as described above (Part I, Item 2
Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments). This initial equity infusion was used to retire the aforementioned notes outstanding.


Note 2. Results of Operations and Management's Plans

Envirometric's completion of the plan to exchange stock with The Catapult Group, Inc. represents the conclusion of the Company's turn-around efforts and a considerable shift in strategy from environmental consulting services to Internet and electronic commerce strategy and consulting services. Traditionally, The Catapult Group has provided end-to-end Internet technology solutions to its clientele. Moving forward, the Company will continue to provide these services while orienting its brand and its operations toward a pure consulting model. Under this model, the Company will supply its customers with technology design and strategy, project management, quality assurance, and auditing services. As a component of this honing of focus and market differentiation, the organization has changed its operating name to Rainwire Partners, Inc.("Rainwire"). Rainwire will aggressively expand both its Atlanta and Charleston operations late in the third quarter and early in the fourth quarter of this year.

The Company has continued to enlist new business throughout the second and third quarters of 2000. However, the pace of new revenues has slowed as the Company makes changes to its billing structure and begins to phase in its consulting model and enhanced business plan. Additionally, late in the second quarter, one of the Company's larger accounts was unable to pay amounts owed to the Company. This default generated the write-off of nearly $100,000 in receivables and the elimination of unbilled revenue accruals. The total write-off to this customer was approximately $250,000. The Company anticipates a return to profitability in the first quarter of 2001. The Company intends to pursue other acquisition opportunities and expand its effort in the Southeastern United States. The timing and success of these efforts is unpredictable. Accordingly, the Company is unable to accurately estimate its expected capital requirement. Funding for these efforts will likely come from the issuance of additional equity.

In the last 30 days, Rainwire has secured additional projects centering on the deployment of Internet technology initiatives from; a company focusing on creating and managing transformational technologies, products and business models from ideas through market entry, a company that is a leader in packaged concrete products, and a company providing technology infrastructure. These initial contracts total $125,000 in projected revenue.

Item 6. Exhibits and Reports

     (a) The following exhibits are filed along with this Report on Form 10-QSB:


     Number  Description of Exhibit

     10.1 Subscription Agreement by and between Registrant and Ronald Potts, dated July 26, 2000

     10.2 Subscription Agreement by and between Registrant and Jake Cantrell, dated July 26, 2000

     10.3 Subscription Agreement by and between Registrant and Shiela Tallent, dated July 26, 2000

     10.4 Subscription Agreement by and between Registrant and Nancy Edwards, dated July 26, 2000

     10.5 Registration Rights Agreement by and between Registrant and Ronald Potts, Jake Cantrell, Shiela Tallent, and Nancy Edwards, dated July 26, 2000


     (b) Reports on Form 8-K: The Company filed a Form 8-K on August 4, 2000.

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


RAINWIRE PARTNERS, INC.

Date:  August 21, 2000                      /s/ Walter H. Elliott, III
                                            __________________________
                                            Walter H. Elliott, III
                                            Vice President