Form 10QSB
period 2000-09-30
RAINWIRE PARTNERS INC /DE/
filed 2000-11-17
CIK 917253

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT 1934

                For the quarterly period ended September 30, 2000

                         Commission file Number 0-23892

                               RAINWIRE PARTNERS, INC.

            (Exact name of registrant as specified in its charter.)


             DELAWARE                                57-0941152
  (State or other jurisdiction of                  I.R.S. Employer
   incorporation or organization)                 Identification No.)


                                695 Pylant Street
                                Atlanta, GA 30306

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

                                 YES [X] NO [ ]

As of September 30, 2000 the Registrant had outstanding 7,125,387 shares of Common Stock. Transitional small business disclosure format (check one):

                                 YES [ ] NO [X]

INDEX
-----


PART I.  FINANCIAL INFORMATION                                     Page #

Item 1. Financial Statements

         Condensed Consolidated Balance Sheet at
         September 30, 2000 and December 31, 1999                      2

         Condensed Statement of Operations for the
         Third Quarter ended September 30, 2000                        3

         Condensed Statement of Cash Flows for the
         Third Quarter ended September 30, 2000                        4

         Notes to Consolidated Financial Statements                  5-6

Item 2.  Management's  Discussion  and  Analysis  of Results of  Operations  and
         Financial Conditions                                       6-11

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings                                            11
 Item 3. Defaults upon Senior Securities                              11

 Item 5. Other Information                                            12

 Item 6. Exhibits and Reports                                      12-20

 Signature                                                            12

                             RAINWIRE PARTNERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2000 and December 31, 1999

                                             RNWR                RNWR
                                             2000                1999
                                          (Unaudited)          (Audited)
                                         -------------       -------------
 ASSETS
 ------
CURRENT ASSETS
  Cash and cash equivalents              $    16,006         $     2,294
  Notes receivable, current portion          124,416              20,000
  Trade receivables less allowance
  for doubtful accounts $5,000
  in 2000 and 1999                           174,676             233,897
  Inventories                                  4,001                   -
  Prepaid expenses                                 -                   -
                                         -----------         -----------
    TOTAL CURRENT ASSETS                     319,099             256,191
                                         -----------         -----------
OTHER ASSETS AND INTANGIBLES
  Deposits                                    14,362               4,942
  Goodwill(Net)                              460,960             486,103
  Other                                        9,352                   -
                                         -----------         -----------
                                             484,674             491,045
                                         -----------         -----------

 PROPERTY AND EQUIPMENT
   Furniture and equipment                   278,772              42,489
   Vehicles                                    9,490                   -
                                         -----------         -----------
                                             288,262              42,489
   Less accumulated depreciation             111,269              12,769
                                         -----------         -----------
                                             176,993              29,720
                                         -----------         -----------
                                         $   980,766         $   776,956
                                         ===========         ===========

LIABILITIES AND ACCUMULATED DEFICIT

CURRENT LIABILITIES
 Notes payable                           $   100,424         $   500,000
 Current maturities of
    long-term debt                            18,171                   -
  Accounts payable                           390,403              26,786
  Accrued expenses                            90,534              54,268
                                         -----------         -----------
TOTAL CURRENT LIABILITIES                    599,532             581,054
                                         -----------         -----------

LONG-TERM DEBT,
  less current maturities                     92,813                   -
 Deferred Gain on Asset Sale                   6,042                   -
                                         -----------         -----------
                                              98,855                   -
                                         -----------         -----------

Redeemable Preferred Sotck                    54,411                   -
                                         -----------         -----------
COMMON STOCK AND ACCUMULATED DEFICIT
  Common stock par value $.001;
    authorized 10,000,000 shares;
    issued 2000 - 7,125,387                    7,125              60,000
  Additional paid-in capital               1,191,221             554,930
  Retained earnings(deficit)                (970,378)           (419,028)
                                         -----------         -----------
                                             227,968             195,902
                                         -----------         -----------
 TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                 $   980,766         $   776,956
                                         ===========         ===========

          See Notes to Condensed Consolidated Financial Statements

                             RAINWIRE PARTNERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                           September 30,       September 30,
                                               2000                2000
                                           (Unaudited)          (Unaudited)
                                             --------            --------

Service Revenue                            $      341,826    $     1,264,381
---------------
Direct Service Costs                              101,991            455,036
--------------------                       --------------    ---------------

      Gross Profit                                239,835            809,345
                                           --------------    ---------------
Operating Expenses
------------------

Sales and marketing                                28,725            113,588
General and administrative                        485,072          1,135,111
Research and Development                           71,414             71,414
Depreciation and amortization                      17,637             43,999
                                           --------------    ---------------
                                                  602,848          1,364,112
                                           --------------    ---------------
      Operating Loss                             (363,013)          (554,767)
                                           --------------    ---------------

Financial Income (Expense)
-----------------------
Interest Income                                     2,221              3,351
Interest Expense                                    9,174             (7,076)
Gain (loss), Sale of Property                       6,092              6,092
Other                                                   -              1,050
                                           --------------    ---------------
                                                   17,487              3,417
                                           --------------    ---------------
Net Income (Loss)                                (345,526)          (551,350)
                                           ==============    ===============
Weighted average number of
common shares outstanding                       6,004,149          6,261,798
                                           ==============    ===============
Net(loss) per common share                 $       (0.058)   $        (0.088)
                                           ==============    ===============
Net (loss) per common share,
after preferred dividends                  $       (0.059)   $        (0.090)
                                           ==============    ===============
Dividends per common share                 $         -       $        -
                                           ==============    ===============

          See Notes to Condensed Consolidated Financial Statements

                             RAINWIRE PARTNERS, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                       NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                        September 30,
                                                            2000
                                                          --------
Cash Flows From Operating Activities:
   Net income                                        $   (551,350)
   Adjustments To Reconcile net income
   (loss) to net cash used in
   operating activities:
     Depreciation                                          43,999
     (Gain)loss on disposal of real property               (6,092)
     Settlement of payable to subcontractor                (2,000)
     Net adjustments to allowance for uncollectible
     accounts and other                                    (8,632)
     Change in assets and liabilities:
     (Increase) decrease in accounts receivable            74,421
     (Increase) decrease in prepaid expenses                1,046
     Increase (decrease) in accounts
     payable and accrued expenses                         116,891
                                                     ------------
      Net cash provided by (used in)
      operating activities                               (331,717)
                                                     ------------


Cash Flows From Investing Activities:
  Collections on notes receivable                          22,292
  Net cash received in asset acquisition                    6,570
  Purchase of furniture and equipment                     (33,668)
  (Increase) decrease in deposits                           2,432
  (Increase) decrease in other assets                          95
                                                     ------------
  Net cash provided by (use in)
  investing activities                                     (2,279)
                                                     ------------
Cash Flows From Financing Activities:
  Proceeds from issuance of
  common stock                                            700,000
  New borrowings on notes issued                                -
  Principal payments on long-term
  borrowing                                              (352,292)
                                                     ------------
Net cash provided by financing activities                 347,708
                                                     ------------
Net increase in cash and cash equivalents                  13,712

 Cash and cash equivalents, beginning                       2,294
                                                     ------------
 Cash and cash equivalents, ending                   $     16,006
                                                     ============

Supplemental Disclosure of Cash Flows
  Information
    Cash payments for interest                       $      7,076
                                                     ============
Supplemental Disclosure of Noncash Investing
and Financing Activities
  Net monetary value of assets acquired/
  recapitalization at transaction date               $   (235,322)
                                                     ============
  Issuance of common stock for
  debt conversion                                    $    150,000
                                                     ============

          See Notes to Condensed Consolidated Financial Statements

RAINWIRE PARTNERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000

(1) The unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements of the Company, and notes thereto, should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, filed under the Company's former name Envirometrics, Inc. and the audited financial statements and related notes included in the Form 14A filed May 18, 2000 on The Catapult Group, Inc.

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

(2) Envirometrics, Inc. entered into a binding agreement with The Catapult Group, Inc. and acquired all of the outstanding stock of that corporation on July 26, 2000. The transaction was accounted for as a purchase of assets by The Catapult Group. The Company subsequently changed its name to Rainwire Partners, Inc.

(3) Net loss per common share is computed using the weighted average number of common shares outstanding, after giving effect for the 1 for 10 reverse split effective with the closing of the transaction with The Catapult Group on July 26, 2000.

(4) The Company's listing on the OTC-Bulletin board was deleted November 18, 1999 and re-listed on March 21, 2000 after filing the required forms 10-KSB for the years 1996, 1997, 1998 and 1999.

(5) At November 30, 2000 the Company had accrued $1,747 in dividends on Series C preferred shares. In March 2000, the holders of all preferred shares agreed to convert to Common Stock all accrued dividends of $69,304.

(6) On July 26, 2000 Nine Hundred Thousand (900,000) shares were issued for Seven Hundred Thousand dollars ($700,000). These funds were used to retire notes payable and for general working capital.

(7) On August 3, 2000 Structured Data Systems agreed to convert $150,0000 of its $250,000 note payable by the company to equity for the issuance of One Hundred Twenty Thousand (120,000) shares. The shares were issued on August 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2000
-------------------------------------

The Company is not presenting comparative financial information for prior period in 1999 because operations for The Catapult Group commenced during third quarter of 1999, therefore the third quarter in 2000 is not comparable to the prior year.

The following financial information reports operating trends for the Company for the three months ended September 30, 2000. Net service revenue for the third quarter of 2000 amounted to $341,800. Revenue was negatively impacted primarily as the result of one customer contract which defaulted and required the reversal of $78,000 of revenue that had been accrued. One customer accounted for $62,000 in 2000 third quarter revenue.

Cost of revenue was $102,000 for the third quarter of 2000 due to a decline in purchases of outside services.

The gross profit for the third quarter ended September 30, 2000 was $239,800.

The Company reported a 70% gross margin for the third quarter of 2000. The reason for a improvement in gross margin is related to the decreased use of outside services and the re-allocation of managerial, marketing, and development salaries to general and administrative expense.

Operating expenses amounted to $602,800 for the three months ended September 30, 2000. General and administrative costs were $485,100 for the three months ended September 30, 2000. Non-recurring legal expenses in the third quarter 2000 incurred in connection with the merger and shareholder matters amounted to $55,700. Depreciation and amortization costs increased overall by $13,000 after the acquisition of assets in July 2000.

The Company incurred an operating loss of $363,000 for the three months ended September 30, 2000. The loss is due to legal expenses discussed above and the write-off of one customer receivable to bad debt expense.

Interest income for the quarter ended September 30, 1999 was $2,200 and interest expense was $9,200. The majority of interest expense was related to a $250,000 note that the Company paid off in July 2000.

The Company reported a net loss of $345,500 for the three months ended September 30, 2000.

Nine Months Ended September 30, 2000
------------------------------------

The Company is not presenting comparative financial information for the prior period in prior year because the operations for The Catapult Group commenced during third quarter 1999, therefore the third quarter and nine month periods in 2000 are not comparable to the prior year. Net service revenue for the nine months ending September 30, 2000 was $1,264,400 an average of approximately $140,000 in revenue per month. Average monthly revenue during the third quarter was approximately $114,000. The short fall in the average monthly revenue for the third quarter over the annualized average is a result of an overall slow down in the technology sector and the reversal in revenue accrued as a result of the default previously mentioned. As reported in the pro forma in our second quarter 10-QSB the default generated the write-off of nearly $100,000 in receivables and the elimination of unbilled revenue accruals. The total write-off to this customer was approximately $250,000.

Operating expenses for the nine month period ending September 30, 2000 were $1,360,000. Approximately $200,000 of the general and administrative expense is made up of non-recurring professional fees associated with the July 26, 2000 transaction. Approximately $234,000 made up the salaries of billable personnel that were hired to fulfill the project of the customer that defaulted and when other expected contracts were not executed it became an expense that was not associated with a revenue producing project. In November when it was obvious the revenue cycle for some other large proposals the company was attempting to negotiate into signed contracts had increased, the company was forced to make staff cutbacks amounting to approximately $400,000 in annualized salaries.

The net loss for the nine months ending September 30, 2000 was $551,400. Approximately $250,000 resulted from the customer which defaulted.

Financial Condition

Working capital deficiency at September 30, 2000 amounted to $280,400 which was approximately a $44,400 improvement over December 31, 1999. Cash increased by approximately $13,700 and trade accounts receivable decreased by approximately $59,200 over December 31, 1999. Two notes receivable are expected to be collected within one year and are recorded as current assets. Included in current maturities of long-term debt is $73,400 in debt that will be paid off as collections from the notes receivable are realized.

The Company did not have adequate assets to meet its obligations at September 30, 2000. The most significant liability is related to older trade accounts payable for which the Company is in negotiations for extended payment terms. The Company has significant professional fees included in accounts payable at September 30, 2000. The Company has been unable to make any sizable payments on these fees and is currently carrying in excess of $150,000 on amounts owed to these vendors. Payments for these fees will be from additional financing anticipated through the sale of new shares of common stock. Approximately $73,400 (representing 100%) of debt in connection with the Small Business Administration is expected to be paid from collections of a note receivable.

In addition, the Company received $700,000 through the issuance of new shares of common stock subsequent to the completion of its acquisition on July 26, 2000, approximately $370,000 was used to repay notes payable of which $250,000 was in default and $150,000 was converted to equity. The remaining amount was used for working capital.

On November 6, 2000 the Company secured $25,000 in working capital by entering into a promissory note with Mr. Ronald Potts. The terms of the promissory note allow for a balloon payment in 12 months. The note has a 10% per annum interest rate.

Recent Development

On May 18, 2000 Envirometrics, Inc. filed a definitive Information Statement soliciting consents from its shareholders to consummate the transaction with The Catapult Group, Inc. and take other actions as outlined in the Information Statement necessary to comply with the Plan and Agreement to Exchange Stock dated as of February 16, 2000 (the "Exchange Agreement"). On June 8, 2000 the Company's transfer agent, Continental Stock Transfer & Trust Company suspended the consent count because a majority (approximately 60%) of the consents had been returned. The transfer agent then issued the Company a confirmation letter tabulating the consent count, 3,264,363 votes were received with greater than 99% giving consent to the transactions outlined in the Information Statement.

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

The Purchasers' registration rights include the right to make one demand that the Company register common stock constituting all or part of the above-mentioned 900,000 shares on Forms S-1, S-2 or S-3 at any time after September 1, 2000. If the Company is unable to financially bear the cost of the filing of the registration statement under the demand registration, the Purchasers may elect to pay the registration expenses. Subject to certain restrictions, the Purchasers' registration rights also require the Company, upon request, to use its best efforts to include in any registration of equity securities of the Company, whether for sale for the account of the Company or for the account of any holder of securities of the Company, common stock constituting all or part of the above-mentioned 900,000 shares that the Company has been so requested to register. For a more detailed description of the terms of the registration rights agreement please see the Company's second quarter 10-QSB. On or about September 5, 2000 the Company received notification from the Purchasers that they wanted to exercise their registration rights and the Company is now preparing a S-3 registration statement in compliance with their request. The Company expects that this S-3 registration will be filed with the SEC during the next 30 days.

On August 3, 2000 Structured Data Systems, Inc. signed a subscription agreement to convert $150,000 of their $250,000 note payable to 120,000 shares of Common Stock of the Company. The balance of the note payable was paid in cash prior to the signing of the subscription agreement.

On August 9, 2000 the Company filed a S-8 registration statement for 509,214 shares of the Company's common stock. This registration resulted from a consulting agreement entered into with Mr. Ronald Potts and Mr. Jake Cantrell during 1999. These individuals rendered consulting services to The Catapult Group, Inc. in exchange for shares of The Catapult Group which were converted to common stock of Rainwire during the stock exchange on July 26, 2000.

In a letter dated September 5, 2000 the holder of the Series C Preferred Shares of the Company gave sixty days notice of their intent to exercise the "put" options as outlined in their preferred stock agreement. The eligible shares are Class I of Series C which equals approximately 8,300 shares at a "put" value of $2.12 per share. The total obligation is approximately $17,650 and became due on November 5, 2000. The Company has not paid this amount as of the filing of this 10-QSB and is in discussions with the holder to resolve this obligation.

On November 6, 2000 the Company secured $25,000 in working capital by entering into a promissory note with Mr. Ronald Potts. The terms of the promissory note allow for a balloon payment in 12 months. The note has a 10% per annum interest rate.

On November 10, 2000 the Company entered into a consulting agreement with Mr. Ronald Potts to locate potential acquisition targets and potential merger partners for the Company that would further the business interests of the Company. Additional duties included locating, negotiating and arranging of a bank loan or credit line for the Company and the locating of additional directors or officers that would enhance the current management of the Company. In consideration of the consultant entering into this agreement, the Company has agreed to issue to Mr. Potts 480,000 shares of the Company's common stock.

On November 14, 2000 the Company filed a S-8 registration statement for the registration of 480,000 shares of its common stock issued to Mr. Ronald Potts as consideration for the services described above.

General Overview

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

Rainwire Partners, Inc. is an advanced technology consulting firm specializing in the design, management and auditing of Internet technology initiatives. Rainwire is a "next generation" web development company. The company provides strategy, design, process management and quality assurance services that act as an insurance policy for organizations undertaking broad and expensive advanced technology initiatives. Structured as a consultancy, Rainwire offers a cohesive set of services targeted exclusively at the "delivery" of technology solutions. These service offerings include:

1. Solutions Design and Management. The solutions design and management services of Rainwire provide the customer with the strategy, planning, solution design and documentation services necessary to successfully begin any technology implementation initiative. The end result of these services is the Rainwire
Blueprint. This extensive set of documentation acts as a road-map to the successful completion of any technology project and is used to create and manage customer expectation throughout the development process.
2. Managed Development Services. The managed development services of Rainwire supply the customer with a streamlined and effective means of developing a technology initiative. This group assists the customer in selecting and managing an inventory of capable and value-driven development organizations to fulfill development for Rainwire customers. This group also provides project management and project auditing services to insure that the customer is consistently receiving the value committed to them by their selected developer.
3. Quality Management & Auditing Services. The quality management and auditing services of Rainwire provide the customer with the peace of mind that their money and efforts dedicated to technology will pay the dividend originally committed in the Rainwire Blueprint. By providing solution testing, quality management and completed project auditing services, this group provides the customer with a set of "checks and balances" to document that their expenditures and efforts have resulted in a functional, tested and value-driven solution.

The goal of Rainwire Partners is to ensure that every customer expenditure made toward the implementation of Internet solutions and other advanced technologies yields a positive financial return while exceeding the expectations of the customer and their stakeholders. Initially operating in the Atlanta area in Georgia, Rainwire is rapidly expanding to sell its services into multiple markets in the Southeastern, United States.

The emphasis will be on providing a complete specialized service based on having years of experience in the processes and procedure of developing difficult technology for business use. Market research indicates that the major criticism Rainwire's type of client has of existing web development firms is that they rarely meet the expectation of their customer. These customers feel that they are already spending too much money for the service that they are being provided.

By capitalizing on the Company's experience in the customer delivery and management aspects of complex technology initiatives, we will be able to establish a reputation for excellence, value and reliability in a market that is currently starved for such an enterprise.

The Company intends to pursue merger and acquisition opportunities with technology companies during the latter part of the year 2000 and throughout 2001. As part of such strategy, the Company intends to target companies that supply technology products and services to markets in the Southeastern, United States, which complement the Company's existing products and services, and which present an opportunity to exchange products, services, expertise and customers.

This 10-QSB contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that certain statements in this 10-QSB are "forward looking statement" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors. Such uncertainties and risks include, among others, government regulation, and general economic and business conditions. Actual events, circumstances, effects and results may be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. For example, Rainwire may not achieve its expansion goals in the Southeastern, United States and may not be able to establish and maintain a good reputation in its industry. Consequently, the forward-looking statements contained herein should not be regarded as representations by the Company or any other person that the projected outcomes can or will be achieved.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 3.  Defaults upon Senior Securities

Dividends on Preferred Shares

As of September 30, 2000, 24,959 shares of Series C preferred stock remain outstanding. Dividends on these shares total $1,747 and are still unpaid.

Item 5. Other Information - None

Item 6.  Exhibits and Reports

(a) The following exhibits are filed along with this Report on Form 10-QSB:


Number    Description of Exhibit

     10.1 Consulting Agreement by and between Registrant and Ronald Potts, dated November 10, 2000

     10.2 Subscription Agreement by and between Registrant and Structured Data Systems, dated August 3, 2000

(b) Reports on Form 8-K: The Company filed a Form 8-K on August 4, 2000 and a Form 8-K/A on September 22, 2000.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


RAINWIRE PARTNERS, INC.


Date:  November 17, 2000

/s/ Bryan M. Johns
------------------
Bryan M. Johns
CEO