Form 10KSB
period 2000-12-31
RAINWIRE PARTNERS INC /DE/
filed 2001-10-30
CIK 917253

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

================================================================================

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: December 31, 2000

                         Commission file number: 0-23892

                             RAINWIRE PARTNERS, INC.
             (Exact Name of Registrant as specified in its Charter)

DELAWARE                                                              57-0941152
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                          Monteith Commons, First Floor
                            2931 Piedmont Road, N.E.
                             Atlanta, Georgia 30305
           (Address of principal executive offices of Incorporation or organization and zip code)

                    Issuer's telephone number: (404) 842-1510
               (Registrants telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act: None.

         Securities registered under Section 12(g) of the Exchange Act:

         Common Stock, par value                               $0.001 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

         YES [ ]                             NO [X]

         At December 31, 2000, 7,609,886 shares of the Registrant's Common Stock were issued outstanding and the estimated aggregate market value of the Registrant's outstanding common stock held by non-affiliates of the Registrant was approximately $226,876.

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

                                     PART I

I.       DESCRIPTION OF BUSINESS.

         A.       Recent Developments

                  In February, 2001, Rainwire Partners, Inc. ("Rainwire" or the "Company") and Oasis Group, Inc., a Georgia corporation ("Oasis"), began discussions concerning the use of Rainwire as a reverse merger vehicle to position Oasis in the public market. These initial discussions did not result in any agreements. After exploring similar agreements with other parties, the Company re-entered discussions with Oasis in July, 2001.

                  On August 29, 2001, Rainwire and Oasis completed negotiations and the Oasis Share Exchange Agreement was signed. It is a non-binding agreement subject to the completion of due diligence and exchange of Schedules outlined in the Oasis Share Exchange Agreement. Prior to the Closing, Rainwire plans to increase its authorized common stock and reverse split its present outstanding shares.

                  The Company is seeking shareholder approval of the Oasis Share Exchange Agreement and the transactions contemplated by it. The consent of persons holding a simple majority (over 50%) of the outstanding Company common stock is needed to approve the closing of the transaction and authorization of the other transactions identified. Because current management owns greater than 50% of the outstanding Company common stock, the Company expects to receive the necessary shareholder approval and intends to prepare an Information Statement on Form 14C to inform the remaining shareholders of the majority's decision. The Company expects to mail the Information Statement to its shareholders on or about November 25, 2001, and believes that the transaction will close on or about December 15, 2001.

                  Upon execution of the Oasis Share Exchange Agreement, Walter
         H. Elliott, the President and a director of the Company resigned, and Ronald A. Potts was elected to the Board of Directors of the Company and was appointed President and Chief Executive Officer of the Company. Additionally, Mike McLaughlin and John Hill were elected to the Board of Directors and Peggy Evans was appointed Chief Financial Officer.

                  Furthermore, upon execution of the Share Exchange Agreement, the Company issued 12,000,000 shares of its common stock to Osprey Investments, LLC (of which Lyne Marchessault is the sole member) in satisfaction of loans in the principal amount of $60,000.

         B.       Business Development.

                  The Company was incorporated on May 10, 1991 in Delaware for the purpose of consolidating the operations of Azimuth, Inc. (a fully accredited AIHA Industrial Hygiene Laboratory for testing asbestos, metals and organic vapors) and certain of its former environmental products businesses and acquiring the assets of four general partnerships which were then leasing real estate and laboratory and other equipment to Azimuth and the products businesses. The Company formerly had three operating subsidiaries: Trico Environmetrics, Inc. ("Trico"), Envirometrics Products Company ("EPC") and Azimuth, Inc.

                  In 1996, the Company entered into a "Turnaround" phase, and all of the Company's former operations were divested by the year 2000.

                  During the course of the Company's "Turnaround" phase, the Company explored alternative plans for growth that included the identification of companies in other markets which had greater growth potential than the Environmental, Health and Safety Market. In September, 1999, the Company was introduced to The Catapult Group, Inc., a Georgia corporation ("Catapult"), which was an Internet integration firm offering intelligent end-to-end e-business solutions to large and middle-market organizations. In February 2000, the Company and Catapult reached terms that each felt were fair to the parties and entered into a non-binding agreement whereby Rainwire would acquire Catapult, which became binding on March 8, 2000.

                  Prior to the closing of the Catapult Exchange Agreement, on July 26, 2000, Registrant effected a 10:1 reverse split of its outstanding common stock, issued 5,555,064 shares of its common stock to purchase all of the outstanding common stock of Catapult, changed its name to The Catapult Group, Inc. and increased its authorized shares from Ten Million (10,000,000) to Twenty Million (20,000,000). An amendment to Registrant's Certificate of Incorporation reflecting such changes was filed with the Secretary of State of Delaware on July 26, 2000. Upon completion of the Catapult Exchange Agreement, Catapult became a wholly owned subsidiary of the Company and the shareholders of Catapult became owners of approximately 90% of the outstanding shares of Common Stock of the Company. The Company subsequently changed its name to Rainwire Partners, Inc.

                  On December 31, 2000, management adopted a plan to discontinue the operations of the Company and to liquidate its assets.

         C.       Business of Issuer.

                  Upon completion of the Share Exchange with The Catapult Group, Inc., Rainwire's business became that of an Internet integration firm offering intelligent end-to-end e-business solutions to large and middle-market organizations. However, as of December 31, 2000, Rainwire adopted a plan to discontinue the operations of the Company and to liquidate its assets. Additionally, as of that date, Rainwire began to explore alternative plans for growth, which included the identification of companies in markets that had greater growth potential than the market for e-business solutions.

                  On August 29, 2001, Rainwire entered into a Share Exchange Agreement with Oasis. Upon completion of the Share Exchange, Rainwire's business will consist of the business plan of Oasis, which includes the acquiring, owning and developing of parcels of undeveloped property.

         D.       Employees.

                  Presently, the Company has no full-time employees other than executive officers. The Company had 20 employees at December 31, 2000.

II.      DESCRIPTION OF PROPERTY.

         The following includes each of the principal real properties owned or leased by the Company as of December 31, 2000.

                  1.       9229 University Boulevard, Charleston, SC(1)
                           Monthly Base Rental:       $5,523.00

                  2.       4940 Peachtree Boulevard, Suite 350, Norcross, GA(2)
                           Monthly Base Rental:       $3,695.69

                  3.       665 Pylant Street, Atlanta, GA(3)
                           Monthly Base Rental:       $21,921.00

                  4.       418 King Street, Suite 301, Charleston, SC(4)
                           Monthly Base Rental:       $3,750.00
                           Lease Expiration Date:     August 31, 2005

         (1) Subsequent to December 31, 2000, the Company no longer occupied this location. The Company is seeking to mitigate its outstanding lease liabilities.

         (2)      This lease expired during fiscal year 2000.

         (3) Subsequent to December 31, 2000, the Company no longer occupied this location.

         (4) The Company is seeking to mitigate the outstanding lease liability as the landlord had seized and/or sold some of the equipment in partial satisfaction of the past due lease rentals.

III.     LEGAL PROCEEDINGS.

         The Company is involved with several legal actions, principally as defendant. These actions involve outstanding liabilities of the Company including those of subsidiaries. Following are four such actions.

         Azimuth Laboratory, Inc., a subsidiary of EVRM, generated hazardous waste during the time of its operations which ceased in April, 2000. According to a former landlord, Azimuth was responsible for a hazardous waste cleanup on the leased premises, and he is seeking recovery of approximately $130,000, including the cleanup and remaining payments due under the terms of the lease agreement which is to expire in December, 2001. A motion for summary judgment is expected to be heard by the end of 2001. Only the remaining lease obligation of $66,271 has been recorded as of December 31, 2000.

         As of December 31, 2000, a judgment against the Company was obtained by the holder of the remaining Series C redeemable preferred stock for $21,666 relating to the failure by the

Company to redeem 8,333 of those shares and to pay dividends when due. Substantially all of that amount was recorded as of December 31, 2000.

         IOS Capital, Inc. has made a demand to Rainwire for sums defaulted upon as a result of an equipment lease signed by Rainwire in February, 1997. IOS Capital indicated that they would compromise the amounts owed for the sum of $15,479.20 in full satisfaction of the claim; however, Rainwire failed to make the payment by the required date.

         An action has been filed and reduced to a judgment against Rainwire Partners, Inc. by H.E. Igoe in the amount of $21,665.96 filed on June 25, 2001. This matter involved a share purchase agreement between Rainwire and Igoe.

IV.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 18, 2000 the Company filed a definitive Information Statement soliciting consents from its shareholders concerning four (4) matters:

         1.       Reverse split of the outstanding shares 10:1;

         2. Increase of the Authorized Shares from 10 million to 20 million;

         3.       Corporate name change to the Catapult Group, Inc.; and

         4.       Consent to consummate the share exchange with the Catapult
                  Group.

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

         No other matters were submitted to our security holders for a vote during the fiscal year ending December 31, 2000.

                                     PART II

V.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         A.       Market information.

                  The Company's Common Stock has been publicly traded separately and was initially quoted on the Nasdaq Smallcap Market ("Nasdaq") under the symbol "EVRM" on August 12, 1994. Upon the divestiture of the Trico subsidiary the Company fell below the listing requirements of Nasdaq. On December 3, 1996, the Company's common stock and warrants were delisted from The Nasdaq SmallCap Market and were subsequently traded on Over the Counter Bulletin Board. On January 4, 1999, the Securities and Exchange Commission (SEC) approved amendments to NASD Rules 6530 and 6540 to limit quotations on the OTC Bulletin Board(R) ("OTCBB") to the securities of companies that report their current financial information to the SEC. On November 18, 1999, the Company's common stock and warrants were delisted from the OTCBB because of failure to have the required SEC periodic filings submitted by that date. As of that date, price Quotations could be found on Electronic Pink Sheets (the "Pink Sheets"). On January 28, 2000 the Company brought its filings with the SEC current, thus meeting the requirements for re-listing on the OTCBB. On March 21, 2000 the Company's common stock began trading on OTCBB. On August 1, 2000, the Company received a new symbol from NASDAQ. As of that date, Rainwire was traded on the OTCBB under the symbol RNWR. In 2001, the Company's common stock was again delisted from the OTCBB because of the Company's failure to file its required SEC periodic filings. On October 19, 2001, the last sale price of a share of the Company's common stock on the Pink Sheets was $0.08.

                  The following table sets forth the high and low bid prices for the Common Stock as reported in the trading media and for the periods reflected above for each fiscal quarter commencing January, 1999 through December, 2000. The quotations listed below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and do not necessarily represent actual transactions.

                                     HIGH           LOW
                                     -----         -----
        1999

               First Quarter         0.187         0.062

               Second Quarter        0.375         0.062

               Third Quarter         0.375         0.050

               Fourth Quarter        0.375         0.005

        2000

               First Quarter          0.35          0.08

               Second Quarter        0.375          0.06

               Third Quarter*         4.25          2.00

               Fourth Quarter         2.50          0.50

         * The common stock of the Company was consolidated 10 for 1 in July, 2000.

         B.       Holders.

                  On December 31, 2000 there were approximately 103 shareholders of record the Company's common stock, based on information provided by the Company's transfer agent. This number may not include individuals whose shares are held in "street names."

         C.       Dividends.

                  The Company has never paid dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. For the foreseeable future any future earnings or funds otherwise available, if any, for the payment of dividends will be used to pay dividends on the outstanding Preferred Stock or for reinvestment in the Company's business. Any future determination to pay cash dividends on the Common Stock will be at the discretion of the Board of Directors and will reflect such other factors (including contractual requirements) as the Board of Directors deem relevant.

                  In April, 2000, all of the Series A and B preferred shares, and 2/3 of the Series C preferred shares were converted into common stock of the Company, including accrued dividends. Total common shares issued to effect the conversion was 167,605, valued at $670,420 or $4.00 per share. As of December 31, 2000, there were 24,959 shares of Series C preferred stock outstanding valued at $52,913, including accretion of $2,995.

         D.       Recent Sales of Unregistered Securities.

                  In April, 2000, the Registrant issued an aggregate of 186,288 shares of its common stock in settlement of prior accounts payable. These shares were sold pursuant to Section 4(2) of the Securities Act and have been marked "restricted."

                  In July, 2000, the Registrant issued an aggregate of 5,555,064 shares of its common stock to the shareholders of The Catapult Group, Inc. in exchange for all of the outstanding common shares of The Catapult Group, Inc. These Shares were sold pursuant to Section 4(2) of the Securities Act and have been marked "restricted."

                  In September, 2000, the Registrant issued an aggregate of 900,000 shares of its common stock to four individuals in exchange for $700,000 or at a price of $0.78 per share. All four individuals were accredited investors, and these shares were sold pursuant to Section 4(2) of the Securities Act and have been marked "restricted."

                  In September, 2000, the Registrant issued an aggregate of 120,000 shares of its common stock in settlement of a note payable in the principal amount of $150,000. These shares were sold pursuant to
         Section 4(2) of the Securities Act and have been marked "restricted."

                  In August, 2001, the Registrant issued 12,000,000 shares of its common stock in settlement of loans in the principal amount of $60,000. These shares were sold pursuant to Section 4(2) of the Securities Act and have been marked "restricted."

                  In August, 2001, the Registrant issued 100,000 shares of its common stock to an individual for services provided and to be provided to the Registrant. The services were valued at $2,500 or $0.025 per share. These shares were sold pursuant to Section 4(2) of the Securities Act and have been marked "restricted."

                  In September, 2001, the Registrant issued 200,000 shares of its common stock to an individual in exchange for $10,000 or at a price of $0.05 per share. The individual was an accredited investor, and these shares were sold pursuant to Section 4(2) of the Securities Act and have been marked "restricted."

                  In October, 2001, the Registrant issued 500,000 shares of its Series D Convertible Preferred Stock to Osprey Investments, LLC in exchange for 10,000,000 shares of the

         Registrant's common stock. These shares were sold pursuant to Section 4(2) of the Securities Act and have been marked "restricted".

         E.       Series D Convertible Preferred Stock ("Series D")

                  Our Amended and Restated Certificate of Incorporation authorizes 2,500,000 shares of preferred stock and provides that the Board of Directors may, by resolution, fix the rights and limitations of our preferred stock. The Board of Directors had previously utilized this authority to authorize 70,000 shares of Series A Preferred Stock, 208,640 shares of Series B Preferred Stock and 74,878 shares of Series C Preferred Stock.

                  On October 15, 2001, our Board of Directors approved the creation, authorized the issuance, and fixed the designation of 500,000 share of Series D Convertible Preferred Stock. On October 15, 2001, our Board of Directors further approved the exchange of 500,000 shares of our Series D Convertible Preferred Stock for 10,000,000 of our common stock owned by Osprey Investments, LLC. Ms. Marchessault abstained from the latter director vote. On or about October 26, 2001, we filed a Certificate of Designation of Series D Convertible Preferred Stock with the Delaware Division of Corporations. Described below is a summary of the terms of the Series D Convertible Preferred Stock.

                  Convertability

                  The Series D is immediately convertible at the option of the holder into Ten Million (10,000,000) shares of the common stock of the Company. If the Company shall fail to pay a dividend to the holders of the Series D for two consecutive quarters, the Series D shall be convertible into fifty million (50,000,000) shares of the common stock of the Company so long as such dividends remain unpaid.

                  Redemption

                  The Company may redeem the Series D, in whole or in part, at any time, at a redemption price equal to the sum of any accrued but unpaid dividends and $1.00 per share redeemed.

                  Dividends

                  The holders of the Series D shall be entitled to receive a cumulative dividend at a rate of twelve percent (12%) per annum out of any assets of the Company legally available therefore, when, if and as declared by our Board of Directors. Dividends on Series D shall be payable on a quarterly basis.

                  Liquidation Preference

                  If the Company were dissolved or liquidated, voluntarily or involuntarily, the holders of the Series D would be entitled to receive, prior and in preference to any distribution of our assets to the holders of any of our other equity securities, other than our Series C Convertible Preferred Stock, an amount equal to $1.00 per share.

                  Voting Rights

                  On all matters on which the holders of our common stock are entitled to vote, each holder of Series D shall be entitled to ten (10) votes for each share of Series D standing in his or her name on the books of the Company. In addition, the holders of the Series D shall be entitled to elect the majority of the Company's Board of Directors.

VI. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                  This 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that certain statements in this 10-KSB are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors. Such uncertainties and risks include, among others, certain risks associated with the closing of the Oasis transaction described herein, government regulation, and general economic and business conditions. Actual events, circumstances, effects and results may be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. Consequently, the forward-looking statements contained herein should not be regarded as representations by the Company or any other person that the projected outcomes can or will be achieved.

                  The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Form 10-KSB.

         A.       General Overview

                  On July 26, 2000 the former company, Environmetrics, Inc. exchanged approximately ninety percent of newly issued restricted common stock for all of the outstanding common stock of The Catapult Group, Inc. On that date, the name was changed to Rainwire Partners, Inc. for both The Catapult Group, Inc. and the former company. As of the date of the exchange, the former company's net assets were written down to a fair market value, as required under generally accepted accounting principles. The previous historical financial data of The Catapult Group, Inc. was carried forward since Catapult is considered the accounting acquirer; therefore the following comments pertain to the historical financial statements of The Catapult Group, Inc. and i20, Inc., including the net assets acquired as mentioned above.

         B.       Results of Operations.

                  Year ended December 2000 Compared to year ended December 1999

                  The company lost $419,028 for 1999 compared to a loss of $1,494,708 in 2000. In addition, in 2000 the company recorded a loss on the disposal of the business of $578,191. The decision was made on December 31, 2000 to discontinue the operations of the company; accordingly the financial statements for 1999 reflect the operating loss as a discontinued loss for comparative purposes.

                  The company commenced its operation in July, 1999 and acquired i20, Inc. in August, 1999. i20, Inc.'s planned operations for the period subsequent to its purchase was the basis for the company paying approximately $500,000 more than the fair value of the assets acquired at that date. The loss from discontinued operations in year 2000, includes not only a write off of the unamortized balance of Goodwill of approximately $460,000 but unsuccessful efforts to sustain the business during the period when dot.com companies were failing. The loss on the disposal of the business in 2000 consists mainly of forward looking expenses, which were obligations of the company as of December 2000 and obligation incurred as a result of that decision.

         C.       Financial Condition.

                  The company's audit report for the year 2000 discloses a "going" concern paragraph in reference to the company's concern for continuing its existence in the future. This concern is highlighted by the fact that the company has negative working capital of approximately $1,100,000, a deficit since inception of approximately $2,500,000 and a deficit in stockholders equity of approximately $1,160,000. There are a number of legal actions against the company for failure to honor its commitments, which includes an obligation of the company incurred by Environmetrics, Inc., Azimuth Laboratories, Inc.

         D.       Certain Risk Factors.

                  Rainwire Partners, Inc. has entered into a Plan and Agreement to Exchange Stock by and among Rainwire, Oasis Group, Inc. and the Shareholders of Oasis (the "Oasis Share Exchange Agreement"). As a result of the Oasis Share Exchange Agreement, Oasis will become a wholly-owned subsidiary of Rainwire. Oasis faces various risks that may prevent Oasis from implementing its business plan. If any of the following risks actually occur, Oasis' business, financial condition or results of operations could be materially harmed. If Oasis' business is harmed, the trading price of Rainwire's Common Stock could decline and you could lose all or part of your investment.

                  BECAUSE OF OUR LACK OF FUNDS AND PAST LOSSES, OUR INDEPENDENT ACCOUNTANT'S AUDIT REPORT STATES THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

                  Rainwire's independent certified public accountants have raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is highly dependent upon obtaining additional financing for our planned operations, and/or achieving profitable operations. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms, our operating results and prospects could be adversely affected.

                  WE HAVE INCURRED SIGNIFICANT LOSSES.

                  As of December 31, 2000, the end of our most recent fiscal year, we had incurred significant losses. Additionally, as of December 31, 2000, Rainwire adopted a plan to discontinue the operations of the Company and to liquidate its assets. Accordingly, we expect to continue incurring operating losses until we are able to derive meaningful revenues from Oasis' anticipated operations. There can be no assurance that Oasis' anticipated operations will ever produce profitable operations or that we will be able to continue to obtain financing until Oasis is able to produce profitable operations. Because of the substantial start-up costs that must be incurred by a new company, we expect to incur significant operating losses during the initial years of Oasis' operations. No assurance can be given that the future operations of Oasis will be successful.

                  CURRENT RAINWIRE SHAREHOLDERS WILL SUFFER IMMEDIATE AND SUBSTANTIAL DILUTION UNDER TERMS OF THE SHARE EXCHANGE AGREEMENT.

                  Under the terms of the Oasis Share Exchange Agreement, Rainwire will effect a reverse split of its current issued and outstanding common stock and will issue shares of the Company's Common Stock to the shareholders of Oasis. As a result, current shareholders of Rainwire will suffer substantial dilution.

                  In addition, under the terms of the Oasis Share Exchange Agreement, Rainwire will amend its Certificate of Incorporation to increase its authorized shares of Common Stock to One Hundred Million (100,000,000). The Company's ability to issue additional shares of Common Stock after the completion of the Oasis Share Exchange will subject current Rainwire shareholders to additional dilution.

                  OASIS IS A DEVELOPMENT STAGE COMPANY AND HAS NO SIGNIFICANT OPERATING HISTORY.

                  Oasis was founded on November 16, 1999, and to date has had no business operations. As of the date of this annual report, Oasis has not had any revenue producing operations on which you can evaluate its potential for future success. Oasis' activities to date have been limited to conducting a private offering of its securities and entering into agreements or letters of intent concerning various real property, a mortgage brokerage company and an aviation company. As a development stage company, Oasis is subject to all risks, expenses, and uncertainties frequently encountered by new companies. Any unanticipated expenses, problems, or difficulties may result in material delays both in the completion of the Oasis Share Exchange and in implementing Oasis' business plan.

                  WE MAY BE UNABLE TO RAISE ADDITIONAL FUNDING TO PURSUE OUR STRATEGIES WHICH MAY HARM OUR BUSINESS

                  The Company anticipates the need for additional capital as it pursues its business strategy. The Company expects to raise additional capital through a combination of new debt issuances and equity sales, from private as well as public sources. Issuance of new debt and/or the sale of equity will likely have a dilutive effect on the Company and its shareholders. Implementation of the Company's strategy and its business plans is contingent upon the availability of such funding sources. No assurance can be given that the Company will be able to raise debt or equity capital, at terms that are acceptable to the Company, or at all, in order to fund its operations as set forth above.

                  OASIS' BUSINESS PLAN MAY NEVER BE IMPLEMENTED.

                  Oasis' business plan consists of acquiring, owning and developing parcels of undeveloped property. Oasis has entered into agreements or letters of intent concerning various real property, a mortgage brokerage company and an aviation company; however, there is no assurance that any of the transactions contemplated by the agreements will ever be completed.

                  WE DO NOT ANTICIPATE PAYING ANY DIVIDENDS IN THE FORESEEABLE FUTURE.

                  We presently anticipate that we will retain all available funds for use in the operation and expansion of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future payment of dividends to our stockholders will depend on decisions that will be made by our board of directors and will depend on then existing conditions, including our financial condition, contractual restrictions, capital requirements and business prospects.

                  OUR COMMON STOCK CURRENTLY TRADES ON THE PINK SHEETS(R) AND, AS A RESULT, THERE MAY BE LIMITED TRADING VOLUME IN THE STOCK, AS WELL AS A GREATER SPREAD BETWEEN "BID" AND "ASKED" PRICES.

                  Our common stock currently trades on the Pink Sheets(R), a quotation service operated by Pink Sheets, LLC. The Pink Sheets(R) does not impose listing standards or requirements, does not provide automatic trade executions, and does not maintain relationships with quoted issuers. Issuers whose securities are traded on the Pink Sheets(R) may experience a greater spread between the "bid" and "asked" prices of their securities compared with securities traded on a national securities exchange or Nasdaq, and a limited liquidity in their securities. In addition, many investors have policies against the purchase or holding of securities traded in the over-the-counter markets. Trading in an over-the-counter market such as Pink Sheets(R) has, and will continue to, affect both the trading volume and the market value of our common stock for the foreseeable future.

VII.     FINANCIAL STATEMENTS.

The following documents are filed as part of this report:

         (1)    Independent Auditors' Report..........................................F-1

         (2)    Financial statements:

                  Consolidated Balance Sheet..........................................F-2

                  Consolidated Statements of operations...............................F-3

                  Consolidated Statements of Changes in Shareholders' Equity..........F-4

                  Consolidated Statements of cash flows cumulative for the
                      years ending December 31, 2000 and 1999.........................F-5

                  Notes to Financial Statements.......................................F-6

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or other notes herein.

VIII. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company engaged the firm of Welch, Roberts & Amburn, LLP to conduct the audits of its financial statements for the years ended December 31, 1999, and 1998. Welch, Roberts & Amburn, LLP, resigned on May 31, 2001 due to outstanding and past due fees owed by the Company.

         In connection with Welch, Roberts & Amburn, LLP's audits of the financial statements of the Company, there were no disagreements with Welch, Roberts & Amburn, LLP on any matter of accounting principles, financial disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

         The audit reports of Welch, Roberts & Amburn, LLP on the consolidated financial statements for the years ended December 31, 1999, and 1998 did not contain any adverse opinion or disclaimer of opinion; however, the unqualified opinion contained a fourth paragraph with respect to an emphasis of a paragraph discussing recurring losses from operations and decreases in working capital issues confronting the Company.

         The Company had also engaged the firm of Tauber & Balser, P.C. in connection with the audit of the consolidated balance sheet of The Catapult Group, Inc., and Subsidiary as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from July 21, 1999 (inception) to December 31, 1999.

         In connection with the audit as of December 31, 1999, and for the period from July 21, 1999 (inception) to December 31, 1999, there was no disagreement with Tauber & Balser, P.C. on any matter of accounting principles, financial disclosure, or auditing scope or procedures, which disagreement if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

         The audit report of Tauber & Balser, P.C. on the consolidated financial statements for the year ended December 31, 1999 was issued with an unqualified opinion.

         On or about September 9, 2001, the Company notified Tauber & Balser, P.C. that it had engaged the firm of Braverman & Company, P.C., to conduct the audit of its financial statements for the year ended December 31, 2000.

                                    PART III

IX.      DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         The following table sets forth all the directors, executive officers and significant employees of the Company as of October 25, 2001. In April, 2001, Bryan M. Johns resigned as an officer and director of the Company. On August 29, 2001, Walter H. Elliott, III resigned as an officer and director of the Company.

         In the years prior to December 31, 2000, various officers, directors and control persons have failed to timely report under section 16(a) of the Exchange Act. Bryan M. Johns, Lyne Marchessault and Anguilla Equity Partners, Inc., who were Directors, Officers and/or 10% stockholders, failed to timely file reports under Section 16 of the Exchange Act with respect to the Company during the Company's 2000 fiscal year. In February 2001, Mr. Johns and Ms. Marchessault each filed a Form 5 under Section 16 of the Exchange Act with respect to their holdings of relevant equity securities of the Company as of the end of the Company's 2000 fiscal year. Walter H. Elliott III, the Company's other officer and director as of December 31, 2000, had no transactions during the Company's 2000 fiscal year subject to Section 16 reporting.

                NAME                AGE                         POSITION
         Ronald A. Potts             54         President, CEO, and Chairman of the Board
         Lyne Marchessault           43         Secretary and Director
         Peggy Evans                 53         Chief Financial Officer
         Michael McLaughlin          58         Director
         John Hill                   55         Director

         Ronald A. Potts, Chairman, President and Chief Executive Officer. Mr. Potts was elected to our Board of Directors and appointed Chairman, Chief Executive Officer and President of the Rainwire in August, 2001. From 1996 until March, 2000, Mr. Potts was President of Londott Investments. Beginning in March, 2000, Mr. Potts was elected to the Board of Directors and was appointed Chairman and Chief Executive Officer of Oasis Group, Inc. Mr. Potts holds an Economics degree from the University of Western Ontario.

         Lyne Marchessault, Secretary and Director. Ms. Marchessault was elected to our Board of Directors and appointed Secretary in July, 2000. In addition, in August, 2001, Ms. Marchessault was elected to the Oasis Board of Directors. From 1996 until January, 1998 Ms. Marchessault was the Director of International Marketing and Public Relations for Ultimate Technographics. From January, 1998 until the present, Ms. Marchessault has been the managing member of Osprey Investments, LLC. Ms. Marchessault holds a Marketing degree from Concordia University and a Masters in Business Administration from McGill University.

         Peggy Evans, Chief Financial Officer. Ms. Evans was appointed as our Chief Financial Officer in August, 2001. Since October 1, 2000, Ms. Evans has been the Chief Financial Officer for Oasis Group, Inc. Prior to that time, Ms. Evans served as the President of Yakley

Management, Inc. and the Chief Operating Officer of Eston Hospitality, LLC. Ms. Evans holds a B.S. degree in business from Pepperdine University.

         Michael McLaughlin, Director. Mr. McLaughlin was elected to our Board of Directors in August, 2001. In addition, Mr. McLaughlin was elected to the Oasis Board of Directors in August, 2000. For the last 14 years, Mr. McLaughlin has been the owner and President of American Flooring, Inc. Mr. McLaughlin holds a bachelors degree in business from Florida Atlantic University.

         John Hill, Director. Mr. Hill was elected to our Board of Directors in August, 2001. Mr. Hill has also been a director of Oasis Group, Inc. since July, 2000. From 1996 until 1998, Mr. Hill was a Divisional Claims Superintendent with State Farm Fire & Casualty Company and from 1998 until the present, Mr. Hill has been a Section Manager with State Farm. Mr. Hill holds a B.S. in Business Administration degree from the University of Tennessee.

         Directors hold office until the next annual meeting of shareholders. Officers are elected by the Board of Directors following the Annual meeting of stockholders.

X.       EXECUTIVE COMPENSATION.

The compensation paid in 1999 and 2000 to the Chief Executive Officer of the Company and to the President of the Company is set forth in the table below. No executive officers or any officer of a subsidiary had total compensation that exceeded $100,000.

                         2000 SUMMARY COMPENSATION TABLE
                                   THE COMPANY

                                ANNUAL
                             COMPENSATION                        LONG-TERM COMPENSATION
                                                                    AWARDS            PAYOUTS

    NAME AND                                  OTHER ANNUAL   RESTRICTED    OPTIONS      LTIP    ALL OTHER
    PRINCIPAL               SALARY    BONUS   COMPENSATION     STOCK        SARs       PAYOUT  COMPENSATION
    POSITION        YEAR      ($)      ($)        ($)          AWARDS        (#)         ($)        ($)
-----------------   ----   --------   -----   ------------   ----------    -------     ------  ------------
Bryan Johns         2000   $102,000     0        $7,200            0             0        0          0
President and       1999   $    -0-     0             0            0             0        0          0
CEO(1)
Walter H. Elliott   2000   $ 91,249     0             0            0             0        0          0
President and       1999   $ 75,000     0             0       93,174(3)    150,000(4)     0          0
CEO(2)

(1) Mr. Johns entered into an employment agreement with the Company on July 26, 2000, which paid him an annual salary of $102,000 and an annual car allowance of $7,200. Mr. Johns resigned as President and Chief Executive Officer in April, 2001.

(2) Mr. Elliott resigned as President and Chief Executive Officer in July 2000. Mr. Elliott's salary was $85,000 per year until his resignation in July,2000. On July 26, 2000, Mr. Elliott entered into an employment agreement with the Company that paid him an annual salary of $100,000.

(3) Represents shares of stock issued in lieu of salary for 1997 and 1998 when Mr. Elliott's salary was cut from $85,000 annually to $59,500. This number does not reflect the 10:1 reverse stock split that occurred in connection with the Catapult Share Exchange in July, 2000.

(4) Represents stock options granted in December, 1999. This number dos not reflect the 10:1 reverse stock split that occurred in connection with the Catapult Share Exchange in July, 2000.

         There were no options granted to the Executive Officers of the Company and its subsidiaries during the year ending December 31, 2000. The Company has no stock appreciation rights ("SARs") outstanding.

XI.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT.

         A.       Security Ownership.

         The following table sets forth information regarding ownership of the Registrant's common stock by all persons who are known by the Registrant to own more than 5% of the total outstanding shares, by all officers and directors of the Company, and by all officers and directors as a group as of December 31, 2000. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within sixty
(60) days of the date of this Annual Report are deemed outstanding. These shares, however are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each shareholder named in the table has sole voting and investment power with the shares set forth opposite such shareholder's name. Except as otherwise indicated in the table, the address of the stockholders listed below is that of the Company's principal executive office. Directors not included in the table below do not hold Company securities.

                                                     SHARES BENEFICIALLY OWNED
                                                      AS OF DECEMBER 31, 2000
         NAME AND ADDRESS                            NUMBER             PERCENT
         ----------------                           ---------           -------
         Ronald A. Potts(1)                           300,000             3.9%

         Lyne Marchessault(2)                         231,461             3.0%

         Osprey Investments, LLC(3)                   231,461             3.0%
         Monteith Commons, First Floor
         2931 Piedmont Road, N.E.
         Atlanta, Georgia  30305

         Bryan M. Johns(4)                          1,296,182            17.0%

         Walter H. Elliott III(5)                      19,484                *

         Arnold Johns(6)                            1,064,721            14.0%
         320 Cameron Ridge Drive
         Atlanta, GA 30328

         Jake Cantrell                                485,000             6.4%
         P.O. Box 1249
         Alpharetta, GA 30009

         Anguilla Equity Partners, Inc.             1,481,350            19.5%
         Keithley F.T. Lake
         The Law Building, The Valley
         Anguilla, BWI

                                                     SHARES BENEFICIALLY OWNED
                                                      AS OF DECEMBER 31, 2000
         NAME AND ADDRESS                            NUMBER             PERCENT
         ----------------                           ---------           -------

         Cambridge Investments                        462,922             6.1%
         Keithley F.T. Lake
         The Law Building, The Valley
         Anguilla, BWI

         Cambridge Capital, LLC                       648,091             8.5%
         3475 Lenox Road, N.E., Suite 995
         Atlanta, GA 30326

         All officers and directors as a            1,547,127            20.3%
             group(7)

         *        Less than 1%.

         (1)      Mr. Potts became an officer and director in August, 2001.

         (2) Includes 231,461 shares owned by Osprey Investments, LLC of which Ms. Marchessault is the sole member.

         (3) Does not include the 12,000,000 shares issued to Osprey in August, 2001, and the subsequent exchange of 10,000,000 shares of Common Stock for 500,000 shares of Series D Convertible Preferred Stock in October, 2001.

         (4)      Mr. Johns resigned as an officer and director in April, 2001.

         (5) Mr. Elliott resigned as an officer and director on August 29, 2001.

         (6)      Includes 648,091 shares owned by Cambridge Capital, LLC.

         (7) Does include shares owned by Ronald Potts who did not become an officer and director until August, 2001.

         B.       Changes in Control.

         The Company's Share Exchange Agreement with Oasis Group, Inc. provides for a change of control of the Company. Upon execution of the Share Exchange Agreement, Walter H. Elliott, the President and a director of the Company resigned, and Ronald A. Potts was elected to the Board of Directors of the Company and was appointed President and Chief Executive Officer of the Company. Additionally, Mike McLaughlin and John Hill were elected to the Board of Directors and Peggy Evans was appointed Chief Financial Officer.

         Furthermore, upon execution of the Share Exchange Agreement, the Company issued 12,000,000 shares of its common stock to Osprey Investments, LLC (of which Lyne Marchessault is the sole member) in satisfaction of loans in the principal amount of $60,000.

XII.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In connection with the Share Exchange Agreement, Rainwire issued 12,000,000 shares of its common stock to Osprey Investments, LLC (of which Lyne Marchessault, our Secretary and a director, is the sole member) in satisfaction of loans in the principal amount of $60,000. In addition, in October, 2001, Rainwire exchanged 500,000 of its Series D Convertible Preferred Stock for 10,000,000 shares of its common stock owned by Osprey. Ms. Marchessault abstained from the Board of Directors vote concerning this exchange of shares.

         Rainwire's officers and directors have ownership interests in Oasis. Walter H. Elliott, a former officer and director of Rainwire, owns less than 1.0% of the outstanding common stock of Oasis, and Lyne Marchessault, our Secretary and a director, owns approximately 6.0% of the outstanding common stock of Oasis. Additionally, Ronald A. Potts, who was appointed to the Board of Directors and as Chief Executive Officer and President in connection with the Oasis Share Exchange, owns 11.6% of the outstanding common stock of Oasis. Furthermore, Peggy Evans, our newly appointed Chief Financial Officer, owns approximately 4.2% of the outstanding common stock of Oasis and John Hill and Mike McLaughlin, newly appointed directors each own less than 1.0% of the outstanding common stock of Oasis.

         Additionally, in 2001, Oasis has loaned Rainwire approximately $43,000 to date. As of December 31, 2000, Rainwire had loaned Oasis $12,700.

         As a result of the change in control of Rainwire in connection with the Oasis Share Exchange Agreement, Rainwire has moved its business address to the offices of Oasis. Until the closing of the Oasis Share Exchange, Oasis has agreed to allow Rainwire to use Oasis' offices on a rent free basis, although the parties have not entered into a formal agreement.

XIII.    EXHIBITS AND REPORTS ON FORM 8-K.

         A.       Exhibits

                  3.1      Amended and Restated Certificate of Incorporation                           *

                  3.2      Amended and Restated Bylaws                                                 *

                  3.3      Certificate of Designation of Series A, B, and C Preferred Stock            *

                  3.4      Certificate of Designation of Series D Convertible Preferred Stock

                  4.1      Rainwire Partners, Inc. 2000 Stock Option Plan

                  10.1     Plan and Agreement to Exchange Stock by and among Rainwire Partners,
                           Inc., Oasis Group, Inc. and the Shareholders of Oasis Group, Inc.

                  16.1     Letter on change in certifying accountant

                  23.1     Consent of Tauber & Balser, P.C.

                  * Incorporated by reference, filed as an Exhibit to report on Form 10-KSB for 1998, filed on January 28, 2000 (SEC File No. 0-23892).

         B.       Reports on Form 8-K

         During the fourth quarter of 2000, the Registrant filed no reports on Form 8-K.

         On October 17, 2001, the Registrant filed a Form 8-K report that reported that the Registrant had abandoned its Information Statement on Schedule 14C filed with the Commission on March 5, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: 10/26/01                      /s/ Ronald A. Potts
      --------                      --------------------------------------------
                                    Chairman of the Board, President,
                                    Chief Executive Officer


Date: 10/26/01                      /s/ Peggy Evans
      --------                      --------------------------------------------
                                    Chief Financial and Accounting Officer


Date: 10/26/01                      /s/ Lyne Marchessault
      --------                      --------------------------------------------
                                    Secretary and Director


Date: 10/26/01                      /s/ Mike McLaughlin
      --------                      --------------------------------------------
                                    Director


Date: 10/26/01                      /s/ John Hill
      --------                      --------------------------------------------
                                    Director

                                TABLE OF CONTENTS

                                                        PAGE
                                                        ----

INDEPENDENT AUDITORS' REPORT                             F-1

BALANCE SHEET                                            F-2

STATEMENTS OF OPERATIONS                                 F-3

STATEMENTS OF STOCKHOLDERS' EQUITY                       F-4

STATEMENTS OF CASH FLOWS                                 F-5

NOTES TO FINANCIAL STATEMENTS                            F-6

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
RAINWIRE PARTNERS, INC.
ATLANTA, GEORGIA

We have audited the accompanying consolidated balance sheet of Rainwire Partners, Inc. ( a Delaware corporation) and subsidiary as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Rainwire Partners, Inc. as of December 31, 1999, were audited by other auditors whose report dated March 29, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rainwire Partners, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with auditing standards generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered substantial recurring losses and has a deficit working capital and equity as of December 31, 2000. It has also discontinued its entire business operations and is dependent upon its shareholders for all cash flow requirements. The Company needs the ability to develop additional sources of capital, and/or achieve profitable operations through a merger or acquisition. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Braverman & Company, P.C.
Phoenix, Arizona
October 14, 2001

                             RAINWIRE PARTNERS, INC
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000

                         ASSETS OF DISCONTINUED BUSINESS
CURRENT ASSETS
  Cash                                                                $      2,043
  Accounts receivable, net of allowance
   for doubtful accounts of $29,575                                         21,962
  Related party advance, unsecured                                          12,700
                                                                      ------------

            TOTAL CURRENT ASSETS                                            36,705
                                                                      ------------

OTHER ASSETS
  Deposits                                                                   6,257
                                                                      ------------


                                                                      ------------

                                                                      $     42,962
                                                                      ============

                      LIABILITIES OF DISCONTINUED BUSINESS

CURRENT LIABILITIES
  Shareholder loans                                                   $     60,000
  Accounts payable                                                         469,517
  Accrued business disposal costs and expenses                             513,016
  Other accrued liabilities                                                110,361
                                                                      ------------

            TOTAL CURRENT LIABILITIES                                    1,152,894
                                                                      ------------

REDEEMABLE PREFERRED STOCK
  Par value $.01; authorized 2,500,000 shares
  outstanding, 24,959 shares                                                52,913
                                                                      ------------

COMMITMENTS AND CONTINGENCIES

                          STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $.001 par value; authorized, 20,000,000 shares
    outstanding, 7,609,886 shares                                            7,610
  Paid-in capital                                                        1,321,472
  Deficit accumulated since inception                                   (2,491,927)
                                                                      ------------

            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                        (1,162,845)
                                                                      ------------

                                                                      $     42,962
                                                                      ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             RAINWIRE PARTNERS, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           July 21, 1999
                                                         Year Ended        (Inception) to
                                                        December 31,        December 31,
                                                            2000                1999
                                                        ------------       --------------
                                                                             (Restated)

REVENUES                                                $         --        $         --

OPERATING EXPENSES                                                --                  --
                                                        ------------        ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                          --                  --

DISCONTINUED OPERATIONS

  Loss from operations of discontinued business           (1,494,708)           (419,028)

  Provision for loss on disposal of the business            (578,191)

                                                        ------------        ------------

NET LOSS                                                $ (2,072,899)       $   (419,028)
                                                        ============        ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                              6,198,828           5,555,064
                                                        ============        ============

BASIC AND DILUTED LOSS PER COMMON SHARE

  Income (Loss) from operations                         $         --        $         --

  Loss from discontinued operations                            (0.24)              (0.08)
                                                        ------------        ------------

BASIC AND DILUTED LOSS PER COMMON SHARE                 $      (0.24)       $      (0.08)
                                                        ============        ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             RAINWIRE PARTNERS INC.
            CONSOLIDATED STATEMENT OF CHANGES IS SHAREHOLDERS' EQUITY

                                                        COMMON STOCK
                                                   -----------------------          PAID-IN        ACCUMULATED
                                                    SHARES          AMOUNT          CAPITAL          (DEFICIT)        TOTAL
                                                   ---------        ------        ------------     ------------    ------------

BALANCE, JULY 21, 1999                                    --        $   --        $         --     $         --    $         --
Issuance of stock July 22, 1999, for:

  Cash                                             1,388,766         1,389             148,611                          150,000

  Services                                         3,610,792         3,611             386,389                          390,000

  Acquisition of subsidiary                          555,506           556              74,374                           74,930

Net (loss) for the period                                                                              (419,028)       (419,028)
                                                   ---------        ------        ------------     ------------    ------------


BALANCE, DECEMBER 31, 1999 (RESTATED)              5,555,064         5,555             609,375         (419,028)        195,902

Recapitalization, July 26, 2000                      554,822           555            (188,329)                        (187,774)
Issuance of stock for:

  Services at $.11 per share                         480,000           480              52,320                           52,800

  Reduction in note payable at $1.25 per share       120,000           120             149,880                          150,000

  Cash at $.78 per share                             900,000           900             699,100                          700,000
Dividends accrued on redeemable preferred
   stock                                                                                  (874)                            (874)
Net (loss) for the year                                                                              (2,072,899)     (2,072,899)
                                                   ---------        ------        ------------     ------------    ------------

BALANCE, DECEMBER 31, 2000                         7,609,886        $7,610        $  1,321,472     $ (2,491,927)   $ (1,162,845)
                                                   =========        ======        ============     ============    ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             RAINWIRE PARTNERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDING
                           DECEMBER 31, 2000 AND 1999

                                                                                   2000               1999
                                                                               ------------        ----------
                                                                                                   (RESTATED)

CASH FLOWS FROM OPERATING ACTIVITIES
  Continuing Operations                                                        $         --        $       --
  Discontinued Operations
  Adjustments to reconcile net loss to net cash flows
    used by discontinued activities
      Loss from operations of discontinued business                              (1,494,708)         (419,028)
      Loss on disposal of the business                                             (578,191)
      Stock issued for services                                                      52,880           390,000
      Depreciation and amortization                                                  50,089            20,084
      Goodwill impairment loss                                                      460,960
      Loss on disposal of equipment                                                  11,037
      Changes in current assets and liabilities
        Accounts receivable (net of i20 purchase for 1999)                          199,235          (175,480)
        Other current assets                                                         20,000
        Accounts payable and accrued expenses (net of i20
         purchase for 1999)                                                         464,392            34,556
      Provision for loss on disposal of the business                                578,191
               Net cash flows used by discontinued activities                      (236,115)         (149,868)
                                                                               ------------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                             (40,915)           (6,358)
  Payment for acquisition of subsidiary, net                                                         (221,480)
  Cash received in recapitalization of the company                                   15,464
  Increase in other assets                                                            1,315
                                                                               ------------        ----------
               Net cash flows from (to) investing activities                        (24,136)         (227,838)
                                                                               ------------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable                                            60,000           250,000
  Repayment of notes payable                                                       (500,000)
  Proceeds from issuance of common stock                                            700,000           130,000
                                                                               ------------        ----------

               Net cash flows from financing activities                             260,000           380,000
                                                                               ------------        ----------
NET CHANGE IN CASH FLOWS FOR THE YEAR                                                  (251)            2,294
CASH, BEGINNING OF PERIOD                                                             2,294                --
                                                                               ------------        ----------
CASH, END OF PERIOD                                                            $      2,043        $    2,294
                                                                               ============        ==========

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Non-monetary net liabilities assumed in a recapitalization of the Company on July 26, 2000
               Fair value of equipment received                                $     19,486
               Liabilities assumed                                                 (222,724)
                                                                               ------------
               Net non-monetary liabilities assumed                                (203,238)
               Less cash received                                                    15,464
                                                                               ------------
                 Total non-monetary net liabilities assumed                    $   (187,774)
                                                                               ============
  Details of business acquisition
               Fair value of assets acquired                                                       $  636,428
               Cash paid for the common stock                                                        (265,000)
               Issuance of common stock                                                               (74,930)
               Note payable                                                                          (250,000)
                                                                                                   ----------

               Liabilities assumed                                                                 $   46,498
                                                                                                   ==========

Due from stockholder for purchase of common stock                                                  $   20,000
                                                                                                   ==========
 Other
  Accrued dividends on redeemable preferred stock                              $        874
  Common stock issued in settlement of note payable                                 150,000
                                                                               ============
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

  Interest paid during the year                                                $      6,187        $       --
                                                                               ============        ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             RAINWIRE PARTNERS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 -- THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

         Rainwire Partners, Inc., or RPID or the Company, (formerly Envirometrics, Inc. or EVRM) was incorporated in Delaware in 1991. The Company acquired all of the outstanding common stock of The Catapult Group, Inc., renamed Rainwire Partners, Inc. (RPIG), a Georgia corporation, on July 26, 2000, in a qualifying reorganization under Section 368 (a)(1)(B) of the Internal Revenue Code of 1986. Prior to the stock exchange, the Company's operations had involved consulting services in environmental and occupational health matters in addition to providing the services of an American Industrial Hygiene Association and National Voluntary Laboratory Accreditation Program, principally in the Charleston, South Carolina area, with sales throughout the United States. RPIG was formed in July 1999, to provide internet consulting, systems development and integration as well as marketing and communications solutions to Global 2000 and middle-market companies. Its operations were discontinued in April 2000.

         On December 31, 2000, management adopted a plan to dispose of the entire business of the Company. Because the Company sustained a loss on the discontinuation of its business as of December 31, 2000 as well as a loss on the disposal of the business at that date, the results of operations for the year 2000 have been presented to conform to those results. The financial statements for the prior year have been restated to conform to the current year's presentation. The fiscal year end of the Company is December 31.

PRINCIPLES OF CONSOLIDATION

         The Company's consolidated financial statements as of December 31, 2000 and 1999 include the financial statements of the Company and subsidiaries for all periods presented. All significant intercompany accounts and transactions have been eliminated.

FINANCIAL STATEMENT PRESENTATION

         The historical cost basis of all assets and liabilities of RPIG and its former and present consolidated operating results have been presented from July 21, 1999 (date of inception) to December 31, 2000. For accounting purposes, the acquisition has been treated as a recapitalization of RPIG. RPIG is considered the accounting acquirer, because it became the owner of 90% of the total shares outstanding of the common stock of RPID, on a fully diluted basis. The consolidated statements of operations included herein are those of RPIG and its subsidiary i20, Inc. The former operating results of EVRM have been eliminated. The consolidated balance sheet presented herein includes all assets and liabilities of EVRM as of the date of recapitalization at fair value, as well as RPIG and its subsidiary, i20, Inc. at historical cost.

         The accompanying financial statements have given effect to a reverse stock split of 10 to 1 on July 26, 2000, and the recapitalization mentioned above, as if they had occurred at the inception of RPIG.

USE OF ESTIMATES AND ASSUMPTIONS

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company's financial statements and the accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS

         The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, disclosures about fair value of financial instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of the Company's financial instruments, which include cash, shareholder advance and loans, accounts payable and accruals, approximate fair values due to the short-term maturities of such instruments.

GOODWILL

         Goodwill was recorded in 1999 in connection with the acquisition of i20, Inc. by RPIG. It was being amortized over a 10 year period. During late 2000 this asset became impaired and was written off as of December 31, 2000, due to the discontinued operations of the business. Amortization expense of goodwill for the years 2000 and 1999 was $25,143 and $16,762, respectively.

REVENUE RECOGNITION

         Revenues were recorded as services were performed and costs were recorded as incurred. The Company at each reporting date reviewed the status of major contracts and immediately recorded losses in total, if any. Advance billings and collections relating to future services, if any, were recorded as deferred revenue and recognized when revenue was earned.

ADVERTISING EXPENSE

         Advertising expense included the cost of sales brochures, print advertising in trade publications, and trade shows. The cost of advertising was expensed as incurred. Advertising expense for 2000 and 1999 was $93,268 and $8,602, respectively.

INCOME TAXES

         Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting of which depreciation is the most significant. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to more likely than not realized in future tax returns. Tax law and rate changes are reflected in income in the period such changes are enacted.

         As of December 31, 1999, RPIG and its subsidiary had a deferred tax asset of $168,000, principally due to the deferral of a deductible expense for common stock issued for services. A valuation allowance equal to this amount was also provided at that date, due to the uncertainty of its ultimate utilization, which brought the resulting tax expense for 1999 to zero. As of December 31, 1999, the Company had a net operating loss carry-forward of approximately $30,000, which would expire, if unused in 2019. EVRM had a deferred tax asset as of the same date of $1,785,860, however, a valuation allowance was recorded for an equivalent amount resulting in no tax benefit recorded since its inception. The net operating loss carry-forwards for the Company on a consolidated basis approximate $6,500,000 as of December 31, 2000 and will expire at various dates through year 2020, if unutilized. Due to a more than 50% change in ownership of the Company's outstanding common stock for the latest testing period ended July 26, 2000, a Code Section 382 limitation on use of the loss carry-forwards became substantially limited. In addition, it is not probable that any of the limited losses can be utilized, since the Company contemplates that the proposed stock exchange referred to in the subsequent events footnote will not only result in a further limitation of the carry-forward losses, but will cause a loss of continuity of business which is required under that Code Section of the Internal Revenue Service in order to maintain loss carry-forwards of an acquired company.

         For the year ended December 31, 2000, the increase in the deferred tax asset due for the year 2000 was approximately $800,000. This amount was offset completely by a valuation allowance of equal amount, since management cannot determine, at the present time, that it is more likely than not that such benefit will be utilized in future periods.

LOSS PER SHARE

         Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128) "Earnings Per Share." Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period after giving effect to the results of the reverse stock split referred to above.

GOING CONCERN

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue in existence is dependent upon its ability to develop additional sources of capital, and/or achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plan is to acquire a potentially profitable company, such as contemplated by the proposed stock exchange arrangement referred to in the subsequent events footnote, having the ability to generate additional cash flows from either the sale of securities or through operations to sustain the Company's future existence.

NOTE 2 -- REDEEMABLE PREFERRED STOCK

         The Company had outstanding as of December 31, 1999, Series A, B and C preferred stock with a $2 stated value. All shares issued may be "put" to the Company for a cash price. All shares are convertible in common shares at the rate of 3 for 1 for Series A, and the balance, 5 for 1. The Series A shares were issued in 1997 for cash, the remaining shares were issued in 1998 to certain officers and related parties in exchange for the conversion of outstanding debt of the Company. In April 2000 all of the Series A and B preferred shares, and 2/3 of the Series C preferred shares were converted to common stock of the Company, including accrued dividends. Total common shares issued to effect the conversion was 167,605, valued at $670,420, or $4.00 per share. The conversion resulted in a gain of $56,000, since the Series A shares were converted at a value of $.80 less per share than the $2 value previously recorded for those 70,000 preferred shares. As of December 31, 2000, there were 24,959 Series C preferred shares outstanding valued at $52,913 including accretion of $2,995.

NOTE 3 -- OPTIONS AND WARRANTS

         In 1994, the Company adopted a stock option plan under which incentive and non-qualifying options to purchase the Company's common stock could be granted to employees. The Company applied Accounting Principles Board Opinion No. 25 whereby no compensation cost related to stock options is recognized as an expense until the time the employee is subject to income taxation. Had compensation cost been determined pursuant to SFAS No. 123 "Accounting for Stock-Based Compensation" been recorded, the effect on net loss and loss per share would not have been material.

         As of December 31, 2000 the Company had outstanding from 1999, 81,000 options, including 30,000 options with an exercise price of $1.00 per share, post split. The remaining options have exercise prices in excess of $23.80 per share, post split. An additional number of options were granted during 2000 at $1.00 per share, post-split, however, that information is not presently available, but all options would expire within one-year from the date of issuance, in the opinion of legal counsel. There were no warrants outstanding at December 31, 2000.

NOTE 4 -- COMMITMENTS AND CONTINGENCIES

LEGAL ACTIONS

         The Company is involved with several legal actions, principally as defendant. These actions involve outstanding liabilities of the Company including those of subsidiaries. All known outstanding liabilities, including anticipated legal fees and costs have been recorded in the accompanying financial statements. Following are two such actions.

         Azimuth Laboratory, Inc., a subsidiary of EVRM generated hazardous waste during the time of its operations which ceased in April 2000. According to a former landlord, Azimuth was responsible for a hazardous waste cleanup on the leased premises, and he is seeking recovery of approximately $130,000, including the cleanup and remaining payments due under the terms of the lease agreement which is to expire in December 2001. A motion for summary judgment is expected to be heard by the end of 2001. Only the remaining lease obligation of $66,271 has been recorded as of December 31, 2000.

         As of December 31, 2000 a judgment against the Company was obtained by the holder of the remaining Series C redeemable preferred stock for $21,666 relating to the failure by the Company to redeem 8,333 of those shares and to pay dividends when due. Substantially all of that amount was recorded as of December 31, 2000.

DISPOSITION OF CORPORATE PROPERTY

         Approximately 20 employees of the Company were still employed when the decision was made to discontinue the operations of the Company on December 31, 2000. Substantially all employees either resigned or were terminated by August 31, 2001. No payroll tax reports have been filed with taxing authorities for any wages paid in 2001, although related payroll taxes were paid. It is probable that all compensation has not been reported for equipment, vehicles and other corporate property obtained by employees when the Company ceased its operations in 2001. Accordingly, the Company and/or its employees may have some liability for payroll and/or sales taxes in connection with this matter.

SBA LOAN

         Azimuth Laboratories, Inc. sold certain assets to a party in April 2000 who assumed the remaining balance of an underlying loan from the Small Business Administration. However, the Company's subsidiary was not relieved of liability on the obligation, and remains contingently liable for its balance until paid-off in approximately 3 years. The subsidiary was owed approximately $30,000 by the purchaser, however, that obligation has not been paid to the Company, and some or all of that amount is being held in escrow pending either the payoff of the SBA loan, or when the purchaser is successful in becoming the only principle on the note. The outstanding balance of the SBA loan less the amount owed the Company at December 31, 2000 approximates $50,000, which is included in accrued liabilities as of December 31, 2000.

NOTE 5 -- OPERATING LEASES

         Included in the accrual for estimated loss on disposal of the business are future rentals on lease obligations totaling approximately $300,000, of which $ 228,734 relates to the balance owing on a 5 year lease expiring in 2005, which had annual lease payments of approximately $50,000 per year. The Company is seeking to mitigate the outstanding lease liability as the landlord had seized and/or sold some of the equipment in partial satisfaction of the past due lease rentals.

NOTE 6 -- CONSULTING AGREEMENTS

         In July 2000 RPIG formalized with two individuals, consulting agreements which provided for their continuing consulting services for a term of two years from June 1999. They received a total of 650,000 shares of RPID common stock valued at $.10 per share, which was exchanged in the aforementioned merger for the Company's common stock. The agreements terminated in July 2001 without further compensation.

         In November 2000 the Company entered into an agreement with a shareholder of the Company for consulting services to be provided for a period of one year from November 10, 2000 for a total consideration of 480,000 shares of the Company's common stock valued by the Board of Directors at $.11 per share. The shares were issued in November 2000. The shareholder had an existing agreement which was to expire in June 2001, however, expanded services were negotiated and the current agreement was adopted to provide for those services and an extension of time.

NOTE 7 -- EMPLOYMENT AGREEMENTS

         The Company entered into two employment agreements covering the services of its Chief Executive Officer and a Vice President for 3 years from July 26, 2000, for total minimum annual compensation of $102,000 and $100,000, respectively, in addition to certain other benefits. As a result of the discontinued operations, these employees remaining as of December 31, 2000 resigned as of August 31, 2001. No accrual has been provided for any compensation after February 2001, as current management believes none is owed.

NOTE 8 -- DISCONTINUED OPERATIONS

         On December 31, 2000, management adopted a plan to discontinue the operations of the Company and to liquidate its assets. Accordingly, the accompanying financial statements for the year 2000 have given effect to this date as the measurement date, since a loss was sustained for both discontinued operations and disposal of the business. The disposal loss was provided for all estimated costs and expenses to be incurred during the post phase-out period. The financial statements for the prior year have been restated to conform with the current year's presentation.

NOTE  9- SUBSEQUENT EVENTS

ISSUANCE OF COMMON STOCK

         On August 29, 2001, the Company issued in exchange for the $60,000 shareholder loans outstanding as of December 31, 2000, 12,000,000 shares of the Company's common stock, which is more than 50% of the total outstanding common stock of the Company after issuance. In addition, it issued 100,000 shares of common stock to an attorney in exchange for $2,500 of legal services he provided for the Company.

PROPOSED EXCHANGE OF STOCK

         On August 29, 2001, the Company entered into a Plan and Agreement to exchange stock with Oasis Group, Inc. (Oasis), pursuant to Section 368(a)(1)(B) of the Internal Revenue Code.

Oasis is principally owned and controlled by a shareholder of the Company who became the Company's President and Chief Executive Officer on August 30, 2001. The exchange is to be transacted after certain conditions precedent have been accomplished, at which time a formal recapitalization of Oasis is contemplated. In 2001, Oasis loaned approximately $43,000 to the Company. As of December 31, 2000, Oasis was advanced $12,700.

         At the time the definitive closing is completed, all of the outstanding common stock of Oasis will be acquired by the Company. Oasis will be considered the accounting acquirer since it will own the majority of the outstanding shares of the Company. For accounting purposes the historic transactions of Oasis will replace those of the Company for presentation of results of operations and cash flows, whereas Oasis will be consolidated with the Company for presentation of its consolidated financial position. Prior to closing, the Company plans to increase its authorized common stock and reverse split its present outstanding shares.

OTHER

         As of the date of this report, the Company's filings with the Securities and Exchange Commission are not current which affected its ability to provide quotations on the OTC Bulletin Board ("OTCBB").