Form 10QSB
period 2001-03-31
RAINWIRE PARTNERS INC /DE/
filed 2001-10-30
CIK 917253

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20459

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: March 31, 2001

Commission File Number: 0-23892

Rainwire Partners, Inc.
---------------------------------------------------------
(Exact Name of Registrant as specified in its charter

Delaware                                                     57-0941152
---------------------------------------------------------    -------------------
(State or other jurisdiction of incorporation or             (I.R.S. Employer
organization                                                 Identification No.)

Monteith Commons, First Floor
2931 Piedmont Road, N.E., Atlanta, Georgia                   30305
---------------------------------------------------------    -------------------
Address of Principal executive offices of Incorporation      Zip Code
or organization

404-842-1510
---------------------------------------------------------
Registrants telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

         YES [  ]                                       NO [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practical date.

            CLASS                    No. of shares Outstanding on March 31, 2001

            Common Stock                              7,609,886
            Par Value $.001
            Per share

                             RAINWIRE PARTNERS, INC.

                                TABLE OF CONTENTS

                                                                                                    Page
Part I           Financial Information
        Item 1.  Financial Statements:
                 Condensed Consolidated Balance Sheets at
                 March 31, 2001 (unaudited) and December 31, 2000....................................1
                 Unaudited Condensed Consolidated Statements of Operations
                 for the three months ended March 31, 2001 and 2000..................................2
                 Unaudited Condensed Consolidated Statements of Cash Flows
                 for the three months ended March 31, 2001 and 2000..................................3
                 Statement of Changes in Stockholders' equity for the period from December 31, 1999 to March 31, 2001 (unaudited)................................4
                 Notes to Condensed Consolidated Financial Statements................................5
        Item 2.  Plan of operation...................................................................5

                                                                                                    Page
Part II          Other Information
        Item 1.  Legal Proceedings...................................................................5
        Item 2.  Changes in Securities and Use of Proceeds...........................................6
        Item 3.  Defaults Upon Senior Securities.....................................................6
        Item 4.  Submission of Matters to a Vote of Security Holders.................................6
        Item 5.  Other Information...................................................................6
        Item 6.  Exhibits and Reports on Form 8-K....................................................7

                             RAINWIRE PARTNERS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              March 31,            December 31,
                                                                2001                   2000
                                                            ------------           ------------
                                                            (unaudited)
     ASSETS OF DISCONTINUED BUSINESS
CURRENT ASSETS
     Cash                                                   $        898           $      2,043
     Accounts receivable, net of allowance for
       doubtful accounts of $29,575                                                      21,962
     Related party advance, unsecured                                                    12,700
                                                            ------------           ------------

         TOTAL CURRENT ASSETS                                        898                 36,705
                                                            ------------           ------------

OTHER ASSETS
     Deposits                                                                             6,257
                                                            ------------           ------------
                                                            $        898           $     42,962
                                                            ============           ============

    LIABILITIES OF DISCONTINUED BUSINESS
CURRENT LIABILITIES
   Shareholder loan                                         $     60,000           $     60,000
   Accounts payable                                              475,104                469,517
   Accrued business disposal costs and expenses                  511,731                513,016
   Other accrued liabilities                                      63,995                110,361
                                                            ------------           ------------

         TOTAL CURRENT LIABILITIES                             1,110,830              1,152,894
                                                            ------------           ------------


REDEEMABLE PREFERRED STOCK
Par value $.01; authorized 2,500,00 shares
   issued 1999 - 24,959 shares                                    52,913                 52,913
                                                            ------------           ------------

COMMITMENTS AND CONTINGENCIES
             STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value; authorized,
   20,000,000 shares outstanding, 7,609,886 shares                 7,610                  7,610
Paid-in capital                                                1,321,472              1,321,472
Deficit accumulated since inception                           (2,491,927)            (2,491,927)
                                                            ------------           ------------

         TOTAL STOCKHOLDERS' EQUITY
         (DEFICIT)
                                                              (1,162,845)            (1,162,845)
                                                            ------------           ------------

                                                            $        898                 42,962
                                                            ============           ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             RAINWIRE PARTNERS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                       ----------------------------------
                                                           2001                  2000
                                                       ------------          ------------
Revenues                                               $         --          $         --
Expenses
                                                       ------------          ------------
Income (loss) from continuing operations                         --                    --

Discontinued Operations:
     Income from discontinued operations                                           28,879
                                                       ------------          ------------

Net Income                                             $         --          $     28,879
                                                       ------------          ------------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                              $  7,609,886             5,555,064
                                                       ============          ============

Basic And Diluted Net Income Per Common Share          $         --          $         --

Income From Discontinued Operations                              --                  0.01
                                                       ------------          ------------

Basic And Diluted Net Income Per Common Share          $         --          $       0.01
                                                       ============          ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             RAINWIRE PARTNERS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                              -------------------------------
                                                                 2001                 2000
                                                              ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Continuing Operations                                    $       --           $       --
     Discontinued Operations
     Adjustments to reconcile net loss to net cash
       flows used by discontinued activities
       Income (loss) from operations of discontinued
         business                                                     --               28,879
         Depreciation and amortization                                                 11,418
     Changes in current assets and liabilities:
               Accounts receivable                                34,662             (104,972)
               Other current assets                                                    17,000
               Deposits                                            6,257
               Accrued liabilities                               (46,366)
               Accounts payable                                    4,302               87,820
                                                              ----------           ----------

Net Cash Flow Used by discontinued activities                     (1,145)              40,145
                                                              ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of equipment                                            --              (27,597)
                                                              ----------           ----------

         Net cash flow from (to) investing                            --              (27,597)
         activities
                                                              ----------           ----------

NET CHANGE IN CASH FLOWS FOR THE PERIOD                           (1,145)              12,548

CASH, AT BEGINNING OF PERIOD                                       2,043                2,294
                                                              ----------           ----------

CASH, AT END OF PERIOD                                        $      898           $   14,842
                                                              ==========           ==========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             RAINWIRE PARTNERS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
                             IN SHAREHOLDER'S EQUITY

                                                         COMMON STOCK
                                                 -------------------------         PAID-IN          ACCUMULATED
                                                  SHARES            AMOUNT         CAPITAL           (DEFICIT)            TOTAL
                                                 ---------          ------       -----------        -----------        -----------
BALANCE, DECEMBER 31, 1999                       5,555,064          $5,555       $   609,375        $  (419,028)       $   195,902
  Recapitalization, July 26, 2000                  554,822             555          (188,329)                             (187,774)
  Issuance of stock for:
     Services at $.11 per share                    480,000             480            52,320                                52,800
     Reduction in note payable at $1.25
       per share                                   120,000             120           149,880                               150,000
     Cash at $.78 per share                        900,000             900           699,100                               700,000
  Dividends accrued on redeemable
     preferred stock                                                                    (874)                                 (874)
  Net (loss) for the year                                                                            (2,072,899)        (2,072,899)
                                                 ---------          ------       -----------        -----------        -----------

BALANCE, DECEMBER 31, 2000                       7,609,886           7,610         1,321,472         (2,491,927)        (1,162,845)
Net income (loss) for the three months
    ended March 31, 2001                                                                                     --                 --
                                                 ---------          ------       -----------        -----------        -----------

BALANCE, MARCH 31, 2001                          7,609,886          $7,610       $ 1,321,472        $(2,491,927)       $(1,162,845)
                                                 =========          ======       ===========        ===========        ===========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             RAINWIRE PARTNERS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        Three Months Ended March 31, 2001

Note 1.    Basis of Presentation

         In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2001 and the results of its operations and cash flows for the three months ended March 31, 2001 and 2000 have been made. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2000.

Item 2.    Plan of Operation

         For the near term, the Company continues to work towards finalizing its stock exchange agreement with Oasis Group, Inc. It is financially dependent on its shareholders, who have financed its existence since closing down its operations in February, 2001. Management of the Company believes that its shareholders will continue to provide the finances the Company requires.

PART II           OTHER INFORMATION

Item 1.    Legal Proceedings

         The Company is involved with several legal actions, principally as defendant. These actions involve outstanding liabilities of the Company including those of subsidiaries. Following are four such actions:

         Azimuth Laboratory, Inc., a subsidiary of EVRM, generated hazardous waste during the time of its operations which ceased in April, 2000. According to a former landlord, Azimuth was responsible for a hazardous waste cleanup on the leased premises, and he is seeking recovery of approximately $130,000, including the cleanup and remaining payments due under the terms of the lease agreement which is to expire in December, 2001. A motion for summary judgment is expected to be heard by the end of 2001. Only the remaining lease obligation of $66, 271 has been recorded as of December 31, 2000.

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

Item 2.    Changes in Securities and Use of Proceeds

         None

Item 3.    Defaults Upon Senior Securities

         As of March 31, 2001, 24,959 shares of Series C preferred stock remain outstanding. Dividends on theses shares total $2,621 and are still unpaid.

Item 4.    Submission of Matters to a Vote of Security Holders

         On March 5, 2001, the Company filed a Preliminary Information Statement on Schedule 14C in connection with a proposed amendment to its Certificate of Incorporation. On October 17, 2001, the Company reported on Form 8-K that because the transaction contemplated by the Preliminary Information Statement will no longer occur on the terms and conditions indicated in the Preliminary Information Statement, the Company abandoned its Preliminary Information Statement.

Item 5.    Other Information

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

Item 6.    Exhibits and Reports on Form 8-K:

         During the first quarter of 2001, the Company filed no reports on From 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                   RAINWIRE PARTNERS, INC.


October 30, 2001                   /s/ Ronald A. Potts
                                   ---------------------------------------------
                                   President and Chief Executive Officer