Form 10QSB
period 2001-06-30
RAINWIRE PARTNERS INC /DE/
filed 2001-11-01
CIK 917253

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20459

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:         June 30, 2001

Commission File Number:    0-23892

Rainwire Partners, Inc.
-------------------------------------------------------------
(Exact Name of Registrant as specified in its charter

Delaware                                                           57-0941152
-------------------------------------------------------------      -------------------
(State or other jurisdiction of incorporation or organization      (I.R.S. Employer
                                                                   Identification No.)

Monteith Commons, First Floor
2931 Piedmont Road, N.E., Atlanta, Georgia                         30305
-------------------------------------------------------------      -------------------
Address of Principal executive offices of Incorporation or         Zip Code
organization

404-842-1510
-------------------------------------------------------------
Registrants telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

         YES []                                               NO [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practical date.

       CLASS                No. of shares Outstanding on June 30, 2001
       Common Stock                           7,609,886
       Par Value $.001
       Per share

                             RAINWIRE PARTNERS, INC.

                                TABLE OF CONTENTS


                                                                                                  Page

PART I           FINANCIAL INFORMATION

        Item 1.  Financial Statements:

                 Condensed Consolidated Balance Sheets
                 June 30, 2001 (unaudited) and December 31, 2000.....................................1

                 Unaudited Condensed Consolidated Statements of Operations
                 for the three and six months ended June 30, 2001 and 2000...........................2

                 Unaudited Condensed Consolidated Statements of Cash Flows
                 for the six months ended June 30, 2001 and 2000.....................................3

                 Statement of Changes in Stockholders' equity for the period

                 December 31, 1999 to June 30, 2001 (unaudited)......................................4

                 Notes to Financial Statements (unaudited)...........................................5

        Item 2.  Plan of operation...................................................................5

PART II          OTHER INFORMATION                                                                Page
        Item 1.  Legal Proceedings...................................................................5

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

        Item 3.  Defaults Upon Senior Securities.....................................................6

        Item 4.  Submission of Matters to a Vote of Security Holders.................................6

        Item 5.  Other Information...................................................................6

        Item 6.  Exhibits and Reports on Form 8-K....................................................7


                             RAINWIRE PARTNERS, INC.
                            CONDENSED BALANCE SHEETS

                                                                        June 30,          December 31,
                                                                          2001                2000
                                                                       -----------        ------------
                                                                       (unaudited)
             ASSETS OF DISCONTINUED BUSINESS

CURRENT ASSETS
     Cash                                                              $       898         $     2,043
     Accounts receivable, net of allowance for
       doubtful accounts                                                                        21,962
     Related party advance, unsecured                                                           12,700
                                                                       -----------         -----------

                         TOTAL CURRENT ASSETS                                  898              36,705
                                                                       -----------         -----------

OTHER ASSETS
     Deposits                                                                                    6,257
                                                                       -----------         -----------
                                                                       $       898         $    42,962
                                                                       ===========         ===========

            LIABILITIES OF DISCONTINUED BUSINESS

CURRENT LIABILITIES
   Shareholder loan                                                    $    60,000         $    60,000
   Accounts payable                                                        475,105             469,517
   Accrued business disposal costs and expenses                            511,731             513,016
   Other accrued liabilities                                                63,994             110,361
                                                                       -----------         -----------

            TOTAL CURRENT LIABILITIES                                    1,110,830           1,152,894
                                                                       -----------         -----------

REDEEMABLE PREFERRED STOCK
Par value $.01; authorized 2,500,00 shares issued 1999
   - 24,959 shares                                                          52,913              52,913
                                                                       -----------         -----------


COMMITMENTS AND CONTINGENCIES

            STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value; authorized, 20,000,000
   shares outstanding, 7,609,886 shares                                      7,610               7,610
Paid-in capital                                                          1,321,472           1,321,472
Deficit accumulated since inception                                     (2,491,927)         (2,491,927)
                                                                       -----------         -----------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)
                                                                        (1,162,845)         (1,162,845)
                                                                       -----------         -----------

                                                                       $       898         $    42,962
                                                                       ===========         ===========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             RAINWIRE PARTNERS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                     JUNE 30,                                      JUNE 30,
                                         -------------------------------------         ------------------------------
                                             2001                  2000                   2001                2000
                                         -----------        ------------------         -----------        -----------
Revenues                                 $        --        $               --         $        --        $        --
Expenses
                                          -----------        ------------------         -----------        ----------
Income (loss) from continuing
  operations                                       --                        --

Discontinued Operations:
Loss From Discontinued
  Operations                                      --                  (205,330)                 --           (234,210)
                                         -----------        ------------------         -----------        -----------
Net Loss                                 $        --        $         (205,330)        $        --        $  (234,210)
                                         -----------        ------------------         -----------        -----------

WEIGHTED AVERAGE
    NUMBER OF COMMON
    SHARES OUTSTANDING                     7,609,886                 5,555,064           7,609,886          5,555,064
                                         ===========        ==================         ===========        ===========

Basic and Diluted Loss Per
  Common Share

Loss From Discontinued Operations                 --                     (0.04)                 --              (0.04)
                                         -----------        ------------------         -----------        -----------

Basic and Diluted Loss Per
  Common Share                           $        --        $            (0.04)        $        --        $     (0.04)
                                         ===========        ==================         ===========        ===========



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             RAINWIRE PARTNERS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                       ----------------------------------
                                                                         2001                      2000
                                                                       ---------                ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Continuing Operation                                               $      --                $      --
    Discontinued Operations
    Adjustments  to reconcile net loss to net cash flows
      used by discontinued activities
      Income (loss) from operations of discontinued
        business                                                                                 (234,210)
           Depreciation and amortization                                                           26,362
      Changes in current assets and liabilities:
              Accounts receivable                                         34,662                   32,549
              Other currents assets                                                                20,000
              Deposits                                                     6,257
              Accrued liabilities                                        (46,366)                  36,857
              Accounts payable                                             4,302                  144,333
                                                                       ---------                ---------

Net cash flows used by discontinued activities                            (1,145)                  25,891
                                                                       ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of equipment                                                    --                  (28,185)
                                                                       ---------                ---------

         Net cash flows from (to) investing activities                        --                  (28,185)
                                                                       ---------                ---------

NET CHANGE IN CASH FLOWS FOR THE PERIOD                                   (1,145)                  (2,294)

CASH, AT BEGINNING OF PERIOD                                               2,043                    2,294
                                                                       ---------                ---------

CASH, AT END OF PERIOD                                                 $     898                $      --
                                                                       =========                =========



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             RAINWIRE PARTNERS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                 COMMON STOCK
                                           -----------------------       PAID-IN          ACCUMULATED
                                              SHARES        AMOUNT       CAPITAL           (DEFICIT)             TOTAL
                                           -----------      ------     -----------      ------------         -----------
BALANCE, DECEMBER 31, 1999                   5,555,064      $5,555     $   609,375      $   (419,028)        $   195,902
  Recapitalization, July 26, 2000              554,822         555        (188,329)                             (187,774)
  Issuance of stock for:
     Services at $.11 per share                480,000         480          52,320                                52,800
     Reduction in note payable at
       $1.25 per share                         120,000         120         149,880                               150,000
     Cash at $.78 per share                    900,000         900         699,100                               700,000
  Dividends accrued on redeemable
     preferred stock                                                          (874)                                 (874)
  Net (loss) for the year                                                                 (2,072,899)         (2,072,899)
                                           -----------      ------     -----------      ------------         -----------

BALANCE, DECEMBER 31, 2000                   7,609,886       7,610       1,321,472        (2,491,927)         (1,162,845)
Net income (loss) for the six months
    ended June 30, 2001                                                                           --                  --
                                           -----------      ------     -----------      ------------         -----------

BALANCE, JUNE 30, 2001                       7,609,886      $7,610     $ 1,321,472      $ (2,491,927)        $(1,162,845)
                                           ===========      ======     ===========      ============         ===========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             RAINWIRE PARTNERS, INC.

                    NOTES TO FINANCIAL STATEMENTS (unaudited)


Note 1.    Basis of Presentation

         In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2001 and the results of its operations and cash flows for the three and six months ended June 30, 2001 and 2000 have been made. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2000

Item 2.    Plan of Operation

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

         As of June 30, 2001, 24,959 shares of Series C preferred stock remain outstanding. Dividends on these shares total $2,621 and are still unpaid.

Item 4.    Submission of Matters to a Vote of Security Holders

         None

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

         During the second quarter of 2001, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        RAINWIRE PARTNERS, INC.


October 31, 2001                        /s/ Ronald A. Potts
                                        -------------------------------------
                                        President and Chief Executive Officer