Form 10QSB
period 2001-09-30
RAINWIRE PARTNERS INC /DE/
filed 2001-11-01
CIK 917253

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20459

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  September 30, 2001

Commission File Number:  0-23892


Rainwire Partners, Inc.
--------------------------------------------
(Exact Name of Registrant as
specified in its charter


Delaware                                       57-0941152
--------------------------------------------   --------------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization                  Identification No.)


Monteith Commons, First Floor
2931 Piedmont Road, N.E., Atlanta, Georgia     30305
--------------------------------------------   --------------------------------
Address of Principal executive offices of      Zip Code
Incorporation or organization

404-842-1510
--------------------------------------------
Registrants telephone number,
including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

                  YES [X]                NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practical date.


      CLASS                   No. of shares Outstanding on September 30, 2001

      Common Stock                           19,909,886
      Par Value $.001
      Per share

                             RAINWIRE PARTNERS, INC.

                                TABLE OF CONTENTS

                                                                                                           Page
PART I            FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets
                  September 30, 2001 (unaudited) and December 31, 2000...............................       1

                  Unaudited Condensed Consolidated Statements of Operations for the
                  three and nine months ended September 30, 2001 and 2000............................       2

                  Unaudited Condensed Consolidated Statements of Cash Flows for the
                  nine months ended September 30, 2001 and 2000......................................       3

                  Statement of Changes in Stockholders' equity for the period
                  December 31, 1999 to September 30, 2001 (unaudited)................................       4

                  Notes to Financial Statements (unaudited)..........................................       5

         Item 2.  Plan of operation..................................................................       5

PART II           OTHER INFORMATION                                                                        Page

         Item 1.  Legal Proceedings..................................................................       5

         Item 2.  Changes in Securities and Use of Proceeds..........................................       6

         Item 3.  Defaults Upon Senior Securities....................................................       6

         Item 4.  Submission of Matters to a Vote of Security Holders................................       6

         Item 5.  Other Information..................................................................       6

         Item 6.  Exhibits and Reports on Form 8-K...................................................       7

                             RAINWIRE PARTNERS, INC.
                            CONDENSED BALANCE SHEETS

                                                                                    September 30,          December 31,
                     ASSETS OF DISCONTINUED BUSINESS                                    2001                  2000
                                                                                    -------------          -----------
                                                                                    (unaudited)
CURRENT ASSETS
     Cash                                                                            $       898           $     2,043
     Accounts receivable, net of allowance for
       doubtful accounts                                                                                        21,962
     Related party advance, unsecured                                                        898                12,700
                                                                                     -----------           -----------

         TOTAL CURRENT ASSETS                                                                898                36,705
                                                                                     -----------           -----------

OTHER ASSETS
     Deposits                                                                                 --                 6,257
                                                                                     -----------           -----------
                                                                                     $       898           $    42,962
                                                                                     ===========           ===========

             LIABILITIES OF DISCONTINUED BUSINESS

CURRENT LIABILITIES
   Shareholder loan                                                                  $        --           $    60,000
   Accounts payable                                                                      475,105               469,517
   Accrued business disposal costs and expenses                                          509,612               513,016
   Other accrued liabilities                                                              53,613               110,361
                                                                                     -----------           -----------

         TOTAL CURRENT LIABILITIES                                                     1,038,330             1,152,894
                                                                                     -----------           -----------

REDEEMABLE PREFERRED STOCK
Par value $.01; authorized 2,500,00 shares issued 1999 -
   24,959 shares                                                                          52,913                52,913
                                                                                     -----------           -----------

COMMITMENTS AND CONTINGENCIES
             STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value; authorized, 20,000,000 shares
   outstanding, 19,909,886 and 7,609,886 shares                                           19,910                 7,610
Paid-in capital                                                                        1,381,672             1,321,472
Deficit accumulated since inception                                                   (2,491,927)           (2,491,927)
                                                                                     -----------           -----------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                         (1,090,345)           (1,162,845)
                                                                                     -----------           -----------

                                                                                     $       898           $    42,962
                                                                                     ===========           ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             RAINWIRE PARTNERS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                              SEPTEMBER 30,                          SEPTEMBER 30,
                                                    ----------------------------------        ---------------------------------
                                                        2001                 2000                 2001                2000
                                                    -------------        -------------        -------------       -------------
Revenues                                            $          --        $          --        $          --       $          --
Expenses
                                                    -------------        -------------        -------------       -------------
Income (loss) from continuing operations                                                                 --                  --
Discontinued Operations:
    Loss From Discontinued Operations                                         (345,526)                                (551,350)
                                                    -------------        -------------        -------------       -------------

Net Loss                                            $          --        $    (345,526)       $          --       $    (551,350)
                                                    -------------        -------------        -------------       -------------
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                          13,709,886            6,226,181           10,049,886           5,823,511
                                                    =============        =============        =============       =============

Basic and Diluted Loss Per Common Share

Loss From Discontinued Operations                              --                (0.06)                  --               (0.09)
                                                    -------------        -------------        -------------       -------------

Basic and Diluted Loss Per Common Share             $          --        $       (0.06)       $          --       $       (0.09)
                                                    =============        =============        =============       =============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             RAINWIRE PARTNERS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                         ---------------------------------
                                                                                             2001                  2000
                                                                                         -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Continuing Operations                                                                $        --           $        --
    Discontinued Operations
    Adjustments to reconcile net loss to net cash flows
      used by discontinued activities
      Income (loss) from operations of discontinued business                                                      (551,350)
         Depreciation and amortization                                                                              43,999
         Gain on sale of real property                                                                              (6,092)
      Changes in current assets and liabilities:
              Accounts receivable                                                             34,662                74,421
              Other currents assets                                                                                 (9,586)
              Deposits                                                                         6,257
              Accounts payable and accrued liabilities                                       (52,064)              116,891
                                                                                         -----------           -----------

Net cash flows used by discontinued activities                                               (11,145)             (331,717)
                                                                                         -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Collections on notes receivable                                                                                22,292
     Net cash received in asset acquisition                                                                          6,570
     Decrease in other assets                                                                                        2,527
     Purchase of equipment                                                                        --               (33,668)
                                                                                         -----------           -----------

         Net cash flows from (to) investing activities                                            --                (2,279)
                                                                                         -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of notes payable                                                                   --              (352,292)
     Proceeds from issuance of common stock                                                   10,000               700,000
                                                                                         -----------           -----------

         Net cash flows from financing activities                                             10,000               347,708
                                                                                         -----------           -----------

NET CHANGE IN CASH FLOWS FOR THE PERIOD                                                       (1,145)               13,712
                                                                                         -----------           -----------

CASH, AT BEGINNING OF PERIOD                                                                   2,043                 2,294
                                                                                         -----------           -----------

CASH, AT END OF PERIOD                                                                   $       898           $    16,006
                                                                                         ===========           ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Shareholder loan paid by issuance of common stock                                        $    60,000
Legal services paid by issuance of common stock                                                2,500
                                                                                         -----------

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             RAINWIRE PARTNERS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                      PAID-IN      ACCUMULATED
                                                            COMMON STOCK              CAPITAL       (DEFICIT)         TOTAL
                                                      --------------------------    -----------    -----------     ----------
                                                         SHARES        AMOUNT
                                                      -----------    -----------
BALANCE, DECEMBER 31, 1999                              5,555,064    $     5,555    $   609,375    $  (419,028)    $   195,902
  Recapitalization, July 26, 2000                         554,822            555       (188,329)                      (187,774)
  Issuance of stock for:
     Services at $.11 per share                           480,000            480         52,320                         52,800
     Reduction in note payable at $1.25 per share         120,000            120        149,880                        150,000
     Cash at $.78 per share                               900,000            900        699,100                        700,000
  Dividends accrued on redeemable preferred stock                                          (874)                          (874)
  Net (loss) for the year                                                                           (2,072,899)     (2,072,899)
                                                      -----------    -----------    -----------    -----------     -----------

BALANCE, DECEMBER 31, 2000                              7,609,886          7,610      1,321,472     (2,491,927)     (1,162,845)

Issuance of stock for:
     Reduction of shareholder loan                     12,000,000         12,000         48,000                         60,000
     Legal fees                                           100,000            100          2,400                          2,500
     Cash                                                 200,000            200          9,800                         10,000
     Net income (loss) for the nine months
       ended September 30, 2001                                                                             --              --
                                                      -----------    -----------    -----------    -----------     -----------

BALANCE, SEPTEMBER 30, 2001                            19,909,886    $    19,910    $ 1,381,672    $(2,491,927)    $(1,090,345)
                                                      ===========    ===========    ===========    ===========     ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             RAINWIRE PARTNERS, INC.

                    NOTES TO FINANCIAL STATEMENTS (unaudited)


Note 1.           BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2001 and the results of its operations and cash flows for the three and nine months ended September 30, 2001 and 2000 have been made. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2000

ITEM 2. PLAN OF OPERATION

         For the near term, the Company continues to work towards finalizing its stock exchange agreement with Oasis Group, Inc. It is financially dependent on its shareholders, who have financed its existence since closing down its operations in February 2001. Management of the Company believes that its shareholders will continue to provide the finances the Company requires.

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

         As of September 30, 2001, 24,959 shares of Series C Preferred Stock remain outstanding. Dividends on these shares total $2,621 and are still unpaid.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

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

Item 6. Exhibits and Reports on Form 8-K:

A.       Exhibits

         3.4      Certificate of Designation of Series D Convertible Preferred Stock       *

         10.1     Plan and Agreement to Exchange Stock by and among Rainwire
                  Partners, Inc., Oasis Group, Inc. and the shareholders of
                  Oasis Group, Inc.                                                        *

* Incorporated by reference, filed as an Exhibit to report on form 10-KSB for 2000, filed on October 30, 2001 (SEC File No. 000-23892)

B.       Reports on Form 8-K

         During the third quarter of 2001, the Registrant filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                   RAINWIRE PARTNERS, INC.



November 1, 2001                   /s/ Ronald A. Potts
                                   --------------------------------------------
                                   President and Chief Executive Officer