Form 10KSB
period 2001-12-31
RAINWIRE PARTNERS INC /DE/
filed 2002-05-13
CIK 917253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2001

Commission file number: 0–23892

RAINWIRE PARTNERS, INC.

(Exact Name of Registrant as specified in its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	57-0941152 (I.R.S. Employer Identification Number)

2020 Federal Road
Roswell, Georgia 30075
(Address of principal executive offices of Incorporation or organization and zip code)

Issuer’s telephone number: (770) 643-9094
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

YES	NO

         At December 31, 2001, 9,909,886 shares of the Registrant’s Common Stock were issued outstanding and the estimated aggregate market value of the Registrant’s outstanding common stock held by non–affiliates of the Registrant was approximately $292,224.

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

PART I
I. Description of Business.
II. Description of Property.
III. Legal Proceedings.
IV. Submission of Matters to a Vote of Security Holders.
PART II
V. Market For Registrant’s Common Equity And Related Stockholder Matters.
VI. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.
VII. Financial Statements.
VIII. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
IX. Directors And Executive Officers Of The Company.
X. Executive Compensation.
XI. Security Ownership Of Certain Beneficial Owner And Management.
XII. Certain Relationships And Related Transactions.
XIII. Exhibits and Reports on Form 8-K.
SIGNATURES
INDEPENDENT AUDITOR’S REPORT
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENT OF CHANGES IS SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill was recorded in 1999 in connection with the acquisition of i20, Inc. by RPIG. It was being amortized over a 10 year period. During late 2000 this asset became impaired and was written off as of December 31, 2000, due to the discontinued operations of the business. Amortization expense for goodwill for 2000 was $25,143.
SUBSIDIARIES OF RAINWIRE
CONSENT OF BRAVERMAN & COMPANY, P.C.

PART I

I.         Description of Business.

A.	Recent Developments

In February, 2001, Rainwire Partners, Inc. (“Rainwire” or the “Company”) and Oasis Group, Inc., a Georgia corporation (“Oasis”), began discussions concerning the use of Rainwire as a reverse merger vehicle to position Oasis in the public market. These initial discussions did not result in any agreements. After exploring similar agreements with other parties, the Company re-entered discussions with Oasis in July, 2001.

On August 29, 2001, Rainwire and Oasis completed negotiations and the Share Exchange Agreement was signed. It is a non-binding agreement subject to the completion of due diligence and exchange of Schedules outlined in the Share Exchange Agreement.

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

On November 12, 2001, at the advice of corporate legal counsel, Ronald A. Potts resigned as President, Chief Executive Officer, and Chairman of the Board and as a director of Rainwire. In addition, Lyne Marchessault resigned as Secretary and a director of Oasis and John Hill and Michael Mc Laughlin resigned as directors of Oasis.

On December 19, 2001, the Board of Directors of Rainwire and Oasis approved an amended Share Exchange Agreement (the “Amended Share Exchange Agreement”), which was executed by the parties.

The Company filed a Registration Statement/Information Statement/Proxy Statement on Form S-4 on January 14, 2002 (the “Registration Statement”), to inform the remaining shareholders of the majority’s decision, and for the shareholders of Oasis to vote on the transaction The Company is currently responding to comments from the Securities and Exchange Commission regarding the Registration Statement.

B.	Business Development.

The Company was incorporated on May 10, 1991 in Delaware for the purpose of consolidating the operations of Azimuth, Inc. (a fully accredited AIHA Industrial Hygiene Laboratory for testing asbestos, metals and organic vapors) and certain of its former environmental products businesses and acquiring the assets of four general partnerships which were then leasing real estate and laboratory and other equipment to Azimuth and the products businesses. The Company formerly had three operating subsidiaries: Trico Environmetrics, Inc. (“Trico”), Envirometrics Products Company (“EPC”) and Azimuth, Inc.

In 1996, the Company entered into a “Turnaround” phase, and all of the Company’s former operations were divested by the year 2000.

During the course of the Company’s “Turnaround” phase, the Company explored alternative plans for growth that included the identification of companies in other markets which had greater growth potential than the Environmental, Health and Safety Market. In September, 1999, the Company was introduced to The Catapult Group, Inc., a Georgia corporation (“Catapult”), which was an Internet integration firm offering intelligent end-to-end e-business solutions to large and middle-market organizations. In February 2000, the Company and Catapult reached terms that each felt were fair to the parties and entered into a non-binding agreement whereby Rainwire would acquire Catapult, which became binding on March 8, 2000.

Prior to the closing of the Catapult Exchange Agreement, on July 26, 2000, Registrant effected a 10:1 reverse split of its outstanding common stock, issued 5,555,064 shares of its common stock to purchase all of the outstanding common stock of Catapult, changed its name to The Catapult Group, Inc. and increased its authorized shares from Ten Million (10,000,000) to Twenty Million (20,000,000). An amendment to Registrant’s Certificate of Incorporation reflecting such changes was filed with the Secretary of State of Delaware on July 26, 2000. Upon completion of the Catapult Exchange Agreement, Catapult became a wholly owned subsidiary of the Company and the shareholders of Catapult became owners of approximately 90% of the outstanding shares of Common Stock of the Company. The Company subsequently changed its name to Rainwire Partners, Inc.

On December 31, 2000, management adopted a plan to discontinue the operations of the Company and to liquidate its assets.

C.	Business of Issuer.

Upon completion of the Share Exchange with The Catapult Group, Inc., Rainwire’s business became that of an Internet integration firm offering intelligent end-to-end e-business solutions to large and middle-market organizations. Rainwire’s e-business operations were unsuccessful, and as a result of the incurring of significant losses, Rainwire adopted a plan to discontinue the operations of the Company and to liquidate its assets as of December 31, 2000. Additionally, as of that date, Rainwire began to explore alternative plans for growth, which included the identification of companies in markets that had greater growth potential than the market for e-business solutions.

After exploring a number of options for acquisition or merger, on August 29, 2001, Rainwire entered into a Share Exchange Agreement with Oasis, which was amended on December 19, 2001. Upon completion of the Share Exchange, Rainwire’s business will consist of the business plan of Oasis, which includes the acquiring, owning and developing of parcels of undeveloped property.

In the event that the Share Exchange, and its included transactions, is not completed, the future of Rainwire is in serious doubt. Given our current financial position we are unable to effectively continue to operate our present business for any extended period into the future. In the absence of our closing the Share Exchange, it is most likely that we will be forced effect a liquidation of Rainwire within the next three months. In the judgment of the Board of Directors, the result of such a liquidation, whether or not voluntary, would result in less value to shareholders than completion of the Share Exchange and its included transactions due to the opportunities that such transactions present to our shareholders and to Rainwire.

D.	Employees.

Presently, the Company has two full–time employees in addition to executive officers. The Company had two employees at December 31, 2001.

II.       Description of Property.

         The Company presently has no office facilities but for the time being will use as its business address the office of Ms. Evans, our Chief Financial Officer, on a rent free basis, until such time as our business operations may require more extensive facilities and we have the financial ability to rent commercial office space. There is presently no formal agreement for the use of theses facilities, and we can make no assurance that these facilities will be available to us on this basis for any specific length of time.

III.     Legal Proceedings.

         The Company is involved with several legal actions, principally as defendant. These actions involve outstanding liabilities of the Company including those of subsidiaries. Following are four such actions.

         On or about February 13, 2001, a complaint was filed in Miller v. Envirometrics, Inc. (Case No. 01-CP-10-562) in the Common Pleas Court of Charleston County alleging that Azimuth Laboratory, Inc., a subsidiary of Envirometrics, violated provisions of its lease, damaged the leasehold, and abandoned hazardous waste on the site. Miller seeks recovery in excess of One Hundred Thirty Thousand and 00/100 ($130,000.00) Dollars. The parties are in serious settlement negotiations.

         On or about September 27, 2001, we filed a complaint in Rainwire Partners, Inc. v. Risk Technologies and Richard Bennett (Case No. 01-CP-10-3749) in the Common Pleas Court of Charleston County. The suit seeks collection of sums owed Rainwire pursuant to a Promissory Note in the amount of Twenty Thousand Three Hundred Seventy-Five and 84/100 ($20,375.84) Dollars plus interest. Defendants filed a counterclaim, asserting an assignment valued at Twenty-One Thousand Three Hundred and 00/100 ($21,300.00) Dollars from Shakespeare Partners, L.P. for shares of stock and monies due Shakespeare.

         On or about October 2, 2001, a complaint was filed in Courtyards on King, LLC v. Rainwire (Case No. 01-CP-10-3826) in the Common Pleas Court of Charleston County for violation of a lease seeking an unspecified sum. Rainwire filed a Counterclaim for damages against both Courtyards and Christopher Price, its agent, for Conversion of Properties belonging to Rainwire Partners, Inc.

IV.        Submission of Matters to a Vote of Security Holders.

         On December 20, 2001, the Share Exchange Agreement and related documents were approved by the written consent of a majority of the shareholders of Rainwire representing 3,712,811 shares of the issued and outstanding common stock and all of the issued and outstanding shares of Series D Preferred stock.

         No other matters were submitted to our security holders for a vote during the fiscal year ending December 31, 2000.

PART II

V.          Market For Registrant’s Common Equity And Related Stockholder Matters.

A.	Market information.

On April 14, 2001, our common stock was delisted from the OTC Bulletin Board and until January, 2002, the our common stock was traded on the “pink sheets.” Beginning on January 21, 2002, the Registrant’s common stock was listed on the OTC Bulletin Board under the symbol “RNWR”. On May 2, 2002, the last sale price of a share of the Company’s common stock on the OTC Bulletin Board was $0.02.

The following table sets forth the high and low bid prices for the Common Stock as reported in the trading media and for the periods reflected above for each fiscal quarter commencing January, 2000 through March, 2002. The quotations listed below reflect inter–dealer prices, without retail mark–up, mark–down or commissions and do not necessarily represent actual transactions.

	High	Low

2000

First Quarter	$0.35	$0.08

Second Quarter	0.375	0.06

Third Quarter*	4.25	2.00

Fourth Quarter	2.50	0.50

	High	Low

2001

First Quarter	0.22	0.08

Second Quarter	0.07	0.01

Third Quarter	0.15	0.01

Fourth Quarter	0.16	0.05

2002

First Quarter	0.08	0.05

•	The common stock of the Company was consolidated 10 for 1 in July, 2000.

B.	Holders.

On December 31, 2001 there were approximately 103 shareholders of record the Company’s common stock, based on information provided by the Company’s transfer agent. This number may not include individuals whose shares are held in “street names.”

C.	Dividends.

The Company has never paid dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. For the foreseeable future any future earnings or funds otherwise available, if any, for the payment of dividends will be used to pay dividends on the outstanding Preferred Stock or for reinvestment in the Company’s business. Any future determination to pay cash dividends on the Common Stock will be at the discretion of the Board of Directors and will reflect such other factors (including contractual requirements) as the Board of Directors deem relevant.

As of December 31, 2001, there were 24,959 shares of Series C preferred stock issued and outstanding, and 500,000 shares of Series D preferred Stock issued and outstanding.

D.	Recent Sales of Unregistered Securities.

In April, 2000, the Registrant issued 6250 shares of its common stock to Curtis Bostic in settlement of a prior accounts payable for legal services in the amount of $625; 6250 shares of its common stock to Thaddeus Vincent in settlement of a prior accounts payable for legal services in the amount of $625; and 173,780 shares of its common stock to Michael McGhee in settlement of a prior accounts payable for legal services in the amount of $17,378, or at a price of $0.10 per share. These shares were sold pursuant to Section 4(2) of the Securities Act and have been marked “restricted.”

In July, 2000, the Registrant issued an aggregate of 5,555,064 shares of its common stock to the shareholders of The Catapult Group, Inc. in exchange for all of the outstanding common shares of The Catapult Group, Inc. These Shares were sold pursuant to Section 4(2) of the Securities Act and have been marked “restricted.”

In September, 2000, the Registrant issued 300,000 shares of its common stock to Ronald A. Potts for cash consideration in the amount of $233,333; 300,000 shares of its common stock to Jake Cantrell for cash consideration in the amount of $233,333; 250,000 shares of its common stock to Sheila Tallent for cash consideration in the amount of $194,444; and 50,000 shares of its common stock to Nancy Edwards for cash consideration in the amount of $38,889, or at a price of $0.78 per share. All four individuals were accredited investors, and these shares were sold pursuant to Section 4(2) of the Securities Act and have been marked “restricted.”

In September, 2000, the Registrant issued an aggregate of 120,000 shares of its common stock in settlement of a note payable to Structured Data in the principal amount of $150,000, or at a price of $1.25 per share. These shares were sold pursuant to Section 4(2) of the Securities Act and have been marked “restricted.”

In August, 2001, the Registrant issued 12,000,000 shares of its common stock in settlement of loans with Osprey Investments, LLC in the principal amount of $60,000 or at a price of $0.005 per share. These shares were sold pursuant to Section 4(2) of the Securities Act and have been marked “restricted.”

In August, 2001, the Registrant issued 100,000 shares of its common stock to Curtis Bostic, Esq. for legal services provided and to be provided to the Registrant. The services were valued at $2,500 or $0.025 per share. These shares were sold pursuant to Section 4(2) of the Securities Act and have been marked “restricted.”

In September, 2001, the Registrant issued 200,000 shares of its common stock to Thomas Smith in exchange for $10,000 or at a price of $0.05 per share. The individual was an accredited investor, and these shares were sold pursuant to Section 4(2) of the Securities Act and have been marked “restricted.”

In October, 2001, the Registrant issued 500,000 shares of its Series D Convertible Preferred Stock to Osprey Investments, LLC in exchange for 10,000,000 shares of the Registrant’s common stock. These shares were sold pursuant to Section 4(2) of the Securities Act and have been marked “restricted”.

E.	Series D Convertible Preferred Stock (“Series D”)

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

Convertibility

The Series D is immediately convertible at the option of the holder into Ten Million (10,000,000) shares of the common stock of the Company. If the Company shall fail to pay a dividend to the holders of the Series D for two consecutive quarters, the Series D shall be convertible into fifty million (50,000,000) shares of the common stock of the Company so long as such dividends remain unpaid. As of the date of the filing of this Annual Report, the Company has failed to pay a dividend for two consecutive quarters and the conversion feature has been triggered, although the holder has not converted the preferred stock. As of the date of the filing of this Annual Report, the Company does not have a sufficient number of authorized but unissued shares available to effect such a conversion.

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

Voting Rights

On all matters on which the holders of our common stock are entitled to vote, each holder of Series D shall be entitled to ten (10) votes for each share of Series D standing in his or her name on the books of the Company. In addition, the holders of the Series D shall be entitled to elect the majority of the Company’s Board of Directors.

VI.       Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

This 10–KSB contains certain forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that certain statements in this 10–KSB are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors. Such uncertainties and risks include, among others, certain risks associated with the closing of the Oasis transaction described herein, government regulation, and general economic and business conditions. Actual events, circumstances, effects and results may be materially different from the results, performance or achievements expressed or implied by the forward–looking statements. Consequently, the forward–looking statements contained herein should not be regarded as representations by the Company or any other person that the projected outcomes can or will be achieved.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Form 10–KSB.

A.	General Overview

On July 26,2000 the former company, Environmetrics, Inc. exchanged approximately ninety percent of newly issued restricted common stock for all of the outstanding common stock of Catapult Group, Inc. On that date the name was changed to Rainwire Partners, Inc. for both Catapult Group, Inc. and the former company. As of the date of the exchange, the former company’s net assets were written down to a fair market value, as required under generally accepted account principles. The previous historical financial data of Catapult Group, Inc. was carried forward since Catapult is considered the accounting acquirer; therefore the following comments pertain to the historical financial statements of Catapult Group, Inc. and i2o, Inc., including the net assets acquired as mentioned above.

B.	Results of Operations.

In the year 2001 there were no reported revenues or cash flows from the discontinued operations. There was no reported loss from operations of discontinued business in 2001 compared to the loss of $1,494,798 in the year 2000.

The accounts receivable for the year 2001 was $0 significantly reduced from the year 2000 accounts receivable of $199,235.

The net cash flows used by discontinued activities in 2001 was $132,435 reduced from the year 2000 amount of $236,115.

The cash at the end of the period in the year 2001 was reported in the amount of $788 reduced from the year 2000 cash at the end of the period in the amount of $2,043.

C.	Financial Condition.

The company’s audit report for the year 2001 discloses a “going” concern paragraph in reference to the company’s concern for continuing its existence in the future. This concern is highlighted by the fact that the Company has a deficit since inception of approximately $2,500,000. and a deficit in stockholders equity of approximately of $1,100,342 and current liabilities of $998,222.

As of August 29, 2001, the company is proposing to exchange stock with Oasis Group, Inc., a privately held company. The company believes that upon the definite closing of this exchange it will be able to better insure its survival.

Since December 31, 2000 the company closed its facilities, terminated its employees and is pursuing the resolution of both contingent assets and direct and contingent liabilities, which will involve substantial legal costs. Oasis Group, Inc. has provided funding for legal and operating expenses through loans to the company of approximately $114,925 through December 31, 2001.

D.	Plan of Operations.

For the near term, the Company is in the process of completing its merger with Oasis Group, Inc. It has had no operations since December 31,2000 and is financially dependent on its shareholders, related parties and /or management, who have financed its existence to date.

Management of the Company believes it will be able to complete the merger and be successful in its efforts to continue the Company’s existence. If the company is unsuccessful in completing the share exchange with Oasis Group, Inc., the company anticipates ceasing all activities and liquidating any and all remaining assets. In connection with the share exchange the company has filed a Registration Statement/Information Statement/Proxy Statement on Form S-4 on January 14, 2002 and is currently responding to comments to the Securities Exchange Commission. We expect responding to comment in the second quarter 2002 and completing the share exchange by the third quarter 2002.

Upon completion of the share exchange, management anticipates moving from the development stage to the operating by the third quarter of 2002.

E.	Certain Risk Factors.

Rainwire Partners, Inc. has entered into a Plan and Agreement to Exchange Stock by and among Rainwire, Oasis Group, Inc. and the Shareholders of Oasis (the “Oasis Share Exchange Agreement”). As a result of the Oasis Share Exchange Agreement, Oasis will become a wholly–owned subsidiary of Rainwire. Oasis faces various risks that may prevent Oasis from implementing its business plan. If any of the following risks actually occur, Oasis’ business, financial condition or results of operations could be materially harmed. If Oasis’ business is harmed, the trading price of Rainwire’s Common Stock could decline and you could lose all or part of your investment.

Because of our lack of funds and past losses, our independent accountant’s audit report states that there is substantial doubt about our ability to continue as a going concern.

Rainwire’s independent certified public accountants have raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is highly dependent upon obtaining additional financing for our planned operations, and/or achieving profitable operations. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms, our operating results and prospects could be adversely affected and our business may fail.

We currently have negative working capital, a deficit net worth and substantial losses to date.

As of December 31, 2001, the end of our most recent fiscal year, we had incurred significant losses. In the event that the Share Exchange with Oasis, and its included transactions, is not completed, the future of Rainwire is in serious doubt. Given our current financial position we are unable to effectively continue to operate our present business for any extended period into the future. In the absence of our closing the Share Exchange, it is most likely that we will be forced effect a liquidation of Rainwire within the next three months. Accordingly, we expect to continue incurring operating losses unless and until we are able to derive meaningful revenues from Oasis’ anticipated operations. There can be no assurance that Oasis’ anticipated operations will ever produce profitable operations or that we will be able to continue to obtain financing until Oasis is able to produce profitable operations. Because of the substantial start-up costs that must be incurred by a new company, we expect to incur significant operating losses during the initial years of Oasis’ operations. No assurance can be given that the future operations of Oasis will be successful.

Current Rainwire shareholders will suffer immediate and substantial dilution under terms of the Share Exchange Agreement.

Under the terms of the Oasis Share Exchange Agreement, Rainwire will effect a one-for-twenty reverse split of its current issued and outstanding common stock and will issue approximately 16 million shares of the Company’s Common Stock to the shareholders of Oasis. As a result, current shareholders of Rainwire will suffer substantial dilution.

In addition, under the terms of the Oasis Share Exchange Agreement, Rainwire will amend its Certificate of Incorporation to increase its authorized shares of Common Stock to One Hundred Million (100,000,000). The Company’s ability to issue additional shares of Common Stock after the completion of the Oasis Share Exchange will subject current Rainwire shareholders to additional dilution.

Oasis is a development stage company and has no significant operating history.

Oasis was founded on November 16, 1999, and its activities to date have included the acquisition of real property and a residential mortgage operation. As of the date of this annual report, Oasis has not had any revenue producing operations on which you can evaluate its potential for future success. As a development stage company, Oasis is subject to all risks, expenses, and uncertainties frequently encountered by new companies. Any unanticipated expenses, problems, or difficulties may result in material delays both in the completion of the Oasis Share Exchange and in implementing Oasis’ business plan.

We may be unable to raise additional funding to pursue our strategies which may harm our business

If the Share Exchange with Oasis Group, Inc. is completed, the Company anticipates the need for additional capital as it pursues its business strategy. The Company expects to raise additional capital through a combination of new debt issuances and equity sales, from private as well as public sources. Issuance of new debt and/or the sale of equity will likely have a dilutive effect on the Company and its shareholders. Implementation of the Company’s strategy and its business plans is contingent upon the availability of such funding sources. No assurance can be given that the Company will be able to raise debt or equity capital, at terms that are acceptable to the Company, or at all, in order to fund its operations as set forth above, and if the Company is unable to raise capital to fund its operations our business may fail.

We do not anticipate paying any dividends in the foreseeable future.

We presently anticipate that we will retain all available funds for use in the operation and expansion of our business and do not anticipate paying any dividends in the foreseeable future. Any future payment of dividends to our stockholders will depend on decisions that will be made by our board of directors and will depend on then existing conditions, including our financial condition, contractual restrictions, capital requirements and business prospects.

Our common stock is traded on the over the counter bulletin board and, as a result, there may be limited trading volume in the stock, as well as a greater spread between “bid” and “asked” prices.

Our common stock is traded on the Electronic Bulletin Board, on the over the counter market (the “OTC Bulletin Board”). While a public market currently exists for our common stock, trading of relatively small blocks of stock can have a significant impact on the price at which the stock is traded. In addition, the over the counter market has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of the common stock without regard to our operating performance.

Issuers whose securities are traded on the OTC Bulletin Board may experience a greater spread between the “bid” and “asked” prices of their securities compared with securities traded on a national securities exchange or Nasdaq, and a limited liquidity in their securities. In addition, many investors have policies against the purchase or holding of securities traded in the over-the-counter markets. Trading in an over-the-counter market such as OTC Bulletin Board has, and will continue to, affect both the trading volume and the market value of our common stock for the foreseeable future.

VII.     Financial Statements.

The following documents are filed as part of this report:

(1) Independent Auditors’ Report	F–1

(2) Financial statements:

Consolidated Balance Sheet	F–2

Consolidated Statements of Operations	F–3

Consolidated Statements of Changes in Shareholders’ Equity	F–4

Consolidated Statements of Cash Flows	F–5

Notes to Financial Statements	F-6

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

         In connection with Welch, Roberts & Amburn, LLP’s audits of the financial statements of the Company, there were no disagreements with Welch, Roberts & Amburn, LLP on any matter of accounting principles, financial disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

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

         The Company had also engaged the firm of Tauber & Balser, P.C. in connection with the audit of the consolidated balance sheet of The Catapult Group, Inc., and Subsidiary as of

December 31, 1999, and the related consolidated statements of operations, stockholders’ equity and cash flows for the period from July 21, 1999 (inception) to December 31, 1999.

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

         On or about September 9, 2001, the Company notified Tauber & Balser, P.C. that it had engaged the firm of Braverman & Company, P.C., to conduct the audit of its financial statements for the year ended December 31, 2000. The decision to change accountants was approved by the Board of Directors of the Company. During the two fiscal years ended December 31, 2000, and the subsequent interim period through September 9, 2001, the Company did not consult with Braverman & Co., P.C. regarding the application of generally accepted accounting principles to a specific transaction, either proposed or completed, or the type of audit opinion that might be rendered on the Company’s Consolidated Financial Statements.

         The Company previously reported this information on its Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed on October 30, 2001.

PART III

IX.        Directors And Executive Officers Of The Company.

         The following table sets forth all the directors, executive officers and significant employees of the Company as of December 31, 2001. In April, 2001, Bryan M. Johns resigned as an officer and director of the Company. On August 29, 2001, Walter H. Elliott, III resigned as an officer and director of the Company. On November 12, 2001, Ronald A. Potts resigned as President, Chief Executive Officer, Chairman of the Board and as a director of Rainwire.

Name	Age	Position

Lyne Marchessault	43	President, Secretary and Director

Michael McLaughlin	58	Assistant Secretary and Director

John Hill	55	Director

Peggy A. Evans	54	Chief Financial Officer

         Lyne Marchessault, President, Secretary and Director. Ms. Marchessault was elected to our Board of Directors and appointed Secretary in July, 2000. Ms. Marchessault was appointed President of Rainwire on November 12, 2001. In addition, in August, 2001, Ms. Marchessault was elected to the Oasis Board of Directors, a position which she resigned from in November,

2001.     From 1996 until January, 1998 Ms. Marchessault was the Director of International Marketing and Public Relations for Ultimate Technographics. From January, 1998 until the present, Ms. Marchessault has been the managing member of Osprey Investments, LLC. Ms. Marchessault holds a Marketing degree from Concordia University and a Masters in Business Administration from McGill University.

         Michael McLaughlin, Director. Mr. McLaughlin was elected to our Board of Directors in August, 2001, and appointed Assistant Secretary in November, 2001. In addition, Mr. McLaughlin was elected to the Oasis Board of Directors in August, 2000, a position which he resigned from in November, 2001. For the last 14 years, Mr. McLaughlin has been the owner and President of American Flooring, Inc. Mr. McLaughlin holds a bachelors degree in business from Florida Atlantic University.

         John Hill, Director. Mr. Hill was elected to our Board of Directors in August, 2001. In addition, Mr. Hill was elected to the Oasis Board of Directors in July, 2000, a position which he resigned from in November, 2001. From 1996 until 1998, Mr. Hill was a Divisional Claims Superintendent with State Farm Fire & Casualty Company and from 1998 until the present, Mr. Hill has been a Section Manager with State Farm. Mr. Hill holds a B.S. in Business Administration degree from the University of Tennessee.

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

         Directors hold office until the next annual meeting of shareholders. Officers are elected by the Board of Directors following the Annual meeting of stockholders. There are no family relationships between any director, executive officer, or person nominated to become a director or executive officer.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The members of Rainwire’s Board of Directors, the executive officers of Rainwire and persons who hold more than 10% of Rainwire’s outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of Scient’s Common Stock and their transactions in such Common Stock. Based upon (1) the copies of Section 16(a) reports that Rainwire received from such persons for transactions in the Common Stock and their Common Stock holdings from December 31, 2000 through December 31, 2001, and (2) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for such period, Rainwire believes that all reporting requirements under Section 16(a) for such period were met in a timely manner by its executive officers, Board members and greater than ten-percent stockholders, except as described herein.

         Messrs. Hill and McLaughlin and Ms. Evans inadvertently failed to timely file a Form 3 with the Commission to report their holdings upon election as a director and appointment as our

Chief Financial Officer, respectively. Mr. Potts inadvertently failed to timely file a Form 3 with the Commission to report his holdings upon election as a director and appointment as our Chief Executive Officer on August 29, 2001. Mr. Potts filed a Form 3 with the Commission on or about October 10, 2001. Ms. Marchessault inadvertently failed to timely file a Form 5 with the Commission to report her exchange of shares of the common stock of the Company for shares of preferred stock in the Company in October, 2001. The Company has taken steps to ensure that its officers and directors are aware of the requirements for the filing of these reports and intends to improve its assistance in the preparation of these reports in the future.

X.          Executive Compensation.

         The compensation paid in 1999, 2000 and 2001 to the Chief Executive Officer of the Company and to the President of the Company is set forth in the table below. No executive officers or any officer of a subsidiary had total compensation that exceeded $100,000.

2001 SUMMARY COMPENSATION TABLE
THE COMPANY

		ANNUAL
		COMPENSATION			LONG-TERM COMPENSATION
					AWARDS		PAYOUTS

				OTHER ANNUAL	RESTRICTED	OPTIONS	LTIP	ALL OTHER
NAME AND		SALARY	BONUS	COMPENSATION	STOCK	SARs	PAYOUT	COMPENSATION
PRINCIPAL POSITION	YEAR	($)	($)	($)	AWARDS	(#)	($)	($)

Bryan Johns	2001	0	0	0	0	0	0	0
President and	2000	$102,000	0	$7,200	0	0	0	0
CEO (1)	1999	$-0-	0	0	0	0	0	0

Ronald A. Potts	2001	0	0	0	0	0	0	0
President and	2000	0	0	0	0	0	0	0
CEO (2)	1999	0	0	0	0	0	0	0

Lyne	2001	0	0	0	0	0	0	0
Marchessault	2000	0	0	0	0	0	0	0
President (3)	1999	0	0	0	0	0	0	0

(1)	Mr. Johns entered into an employment agreement with the Company on July 26, 2000, which paid him an annual salary of $102,000 and an annual car allowance of $7,200. Mr. Johns resigned as President and Chief Executive Officer in April, 2001.

(2)	Mr. Potts was appointed President and Chief Executive Officer on August 29, 2001, and resigned as President and Chief Executive Officer on November 12, 2001.

(3)	Ms. Marchessaults was appointed President on November 12, 2001.

         There were no options granted to the Executive Officers of the Company and its subsidiaries during the year ending December 31, 2001. The Company has no stock appreciation rights (“SARs”) outstanding.

         Employment Agreements

         Mr. Johns entered into an employment agreement dated as of July 26, 2000 with a three year term that runs until July 26, 2003 and his initial base salary was $102,000, subject to adjustments annually at the Compensation Committee’s discretion. Mr. Johns was eligible to participate in any bonus plan adopted by the Company and to receive stock options as determined by the Compensation Committee.

         In the event Mr. Johns’ employment was terminated for reasons other than cause, he was entitled to receive payment of his base salary through the date of his termination and for a period of twelve months thereafter. If Mr. Johns was terminated without cause within one year of a change of control, he was entitled receive payment of his base salary through the date of his termination and for a period of twelve months thereafter.

         Mr. Johns agreed to not disclose our secrets and confidential information obtained during his employment. For a period of twelve months following the end of his employment, Mr. Johns cannot become associated with competitive companies, nor will he solicit any of our employees and customers.

XI.        Security Ownership Of Certain Beneficial Owner And Management.

A.	Security Ownership.

         The following table sets forth information regarding ownership of the Registrant’s common stock by all persons who are known by the Registrant to own more than 5% of the total outstanding shares, by all officers and directors of the Company, and by all officers and directors as a group as of May 7, 2002. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within sixty (60) days of the date of this Annual Report are deemed outstanding. These shares, however are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each shareholder named in the table has sole voting and investment power with the shares set forth opposite such shareholder’s name. Except as otherwise indicated in the table, the address of the stockholders listed below is that of the Company’s principal executive office. Directors not included in the table below do not hold Company securities.

	Shares Beneficially Owned
	As of May 7, 2002 (1)

Name and Address	Number	Percent

Lyne Marchessault (2)	12,231,461	61.4%

Osprey Investments, LLC Monteith Commons, First Floor 2931 Piedmont Road, N.E. Atlanta, Georgia 30305	12,231,461	61.4%

Bryan M. Johns (3)	1,296,182	6.5%

Arnold Johns (4) 320 Cameron Ridge Drive Atlanta, GA 30328	1,064,721	5.3%

	Shares Beneficially Owned
	As of May 7, 2002 (1)

Name and Address	Number	Percent

Ronald A. Potts(5)	300,000	1.5%

Anguilla Equity Partners, Inc. Keithley F.T. Lake The Law Building, The Valley Anguilla, BWI	1,481,350	19.5%

All officers and directors as a group	12,231,461	61.4%

(1)	Based on 19,909,886 shares of stock as the 500,000 shares of Series D Convertible Stock currently outstanding are immediately convertible into 10,000,000 shares of common stock.

(2)	Includes 231,461 shares owned by Osprey Investments, LLC of which Ms. Marchessault is the sole member, and 500,000 share of Series D Convertible Stock, which are immediately convertible into 10,000,000 shares of common stock.

(3)	Mr. Johns resigned as an officer and director in April, 2001.

(4)	Includes 416,630 shares owned individually and 648,091 shares owned by Cambridge Capital, LLC of which Mr. Johns’ is a member.

(5)	Mr. Potts resigned as an officer and director in November, 2001.

B.	Changes in Control.

         Upon execution of the non-binding Share Exchange Agreement, dated August 29, 2001, Walter H. Elliott, the President and a director of the Company resigned, and Ronald A. Potts was elected to the Board of Directors of the Company and was appointed President and Chief Executive Officer of the Company. Additionally, Mike McLaughlin and John Hill were elected to the Board of Directors and Peggy Evans was appointed Chief Financial Officer. On November 12, 2001, Ronald A. Potts resigned as President, Chief Executive Officer, Chairman of the Board and as a director of Rainwire. On December 19, 2001, the Board of Directors of Rainwire and Oasis approved an amended Share Exchange Agreement (the “Amended Share Exchange Agreement”), which was executed by the parties. Under the terms of the Amended Share Exchange Agreement, upon closing of the share exchange, Lyne Marchessault will resign as President of Rainwire, and Ronald A. Potts will be appointed President and Chief Executive Officer. Additionally, upon closing, Ronald A. Potts will be appointed to the Board of Directors of Rainwire, and the number of directors constituting Rainwire’s Board of Directors will be increased to a total of five (5) directors.

         Furthermore, upon execution of the non-binding Share Exchange Agreement, dated August 29, 2001, the Company issued 12,000,000 shares of its common stock to Osprey Investments, LLC (of which Lyne Marchessault is the sole member) in satisfaction of loans in the principal amount of $60,000.

XII.      Certain Relationships And Related Transactions.

         In connection with the non-binding Share Exchange Agreement, dated August 29, 2001, Rainwire issued 12,000,000 shares of its common stock to Osprey Investments, LLC (of which Lyne Marchessault, our Secretary and a director, is the sole member) in satisfaction of loans in the principal amount of $60,000. The purpose of the loans was to provide Rainwire with general working capital and the funds received were used for such purpose. In addition, in October, 2001, Rainwire exchanged 500,000 of its Series D Convertible Preferred Stock for 10,000,000 shares of its common stock owned by Osprey. Ms. Marchessault abstained from the Board of Directors vote concerning this exchange of shares.

         Rainwire’s officers and directors have ownership interests in Oasis. Walter H. Elliott, a former officer and director of Rainwire, owns less than 1.0% of the outstanding common stock of Oasis, and Lyne Marchessault, our Secretary and a director, owns approximately 4.2% of the outstanding common stock of Oasis. Additionally, Ronald A. Potts, who was appointed to the Board of Directors and as Chief Executive Officer and President in connection with the Oasis Share Exchange, but resigned from such position in November, 2001 owns 21.2% of the outstanding common stock of Oasis. Furthermore, Peggy Evans, our newly appointed Chief Financial Officer, owns approximately 4.0% of the outstanding common stock of Oasis and John Hill and Mike McLaughlin, newly appointed directors each own less than 1.0% of the outstanding common stock of Oasis.

         Additionally, in 2001, Oasis has loaned Rainwire approximately $114,925.03 for operating capital to cover operating expenses including legal, financial auditing and reporting, employee expenses and general overhead.

         The Company presently has no office facilities but for the time being will use as its business address the office of Ms. Evans, our Chief Financial Officer, on a rent free basis, until such time as our business operations may require more extensive facilities and we have the financial ability to rent commercial office space. There is presently no formal agreement for the use of theses facilities, and we can make no assurance that these facilities will be available to us on this basis for any specific length of time.

XIII.   Exhibits and Reports on Form 8-K.

A.	Exhibits

2.1	Plan and Agreement to Exchange Stock by and among The Catapult Group, Inc., the Catapult Shareholders and Envirometrics, Inc. dated February 16, 2000 (1)

2.2	Plan and Agreement to Exchange Stock by and among Rainwire Partners, Inc., Oasis Group, Inc. and the Shareholders of Oasis Group, Inc., dated August 29, 2001 (3)

2.3	Amended and Restated Plan and Agreement to Exchange Stock by and among Rainwire Partners, Inc., Oasis Group, Inc. and the Shareholders of Oasis Group, Inc., dated December 19, 2001 (4)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Amended and Restated Bylaws (2)

3.3	Certificate of Designation of Series A, B, and C Preferred Stock (2)

3.4	Certificate of Designation of Series D Convertible Preferred Stock (3)

3.5	Amendment to Certificate of Incorporation (5)

4.1	Rainwire Partners, Inc. 2000 Stock Option Plan (3)

10.1	Employment Agreement of Bryan Johns (5)

16.1	Letter on change in certifying accountant (3)

22.1	Subsidiaries of Rainwire

23.1	Consent of Braverman & Company, P.C.

(1) Incorporated by reference, filed as Annex A to the Definitive Proxy Statement on Schedule 14A, filed on May 18, 2000 (SEC File No. 000-23892).

(2) Incorporated by reference, filed as an Exhibit to report on Form 10-KSB for 1998, filed on January 28, 2000 (SEC File No. 0-23892).

(3) Incorporated by reference, filed as an Exhibit to report on form 10-KSB for 2000, filed on October 30, 2001 (SEC File No. 000-23892).

(4) Incorporated by reference, filed as Annex A to Rainwire’s Registration Statement on Form S-4, filed on January 14, 2002 (SEC File No. 333-76684).

(5) Incorporated by reference, filed as an Exhibit to the report on Form 8-K, filed on August 4, 2000 (SEC File No. 002-23892).

B. Reports on Form 8-K

         On October 17, 2001, the Registrant filed a Form 8-K report that reported that the Registrant had abandoned its Information Statement on Schedule 14C filed with the Commission on March 5, 2001.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on May 10, 2002.

Rainwire Partners, Inc., a Delaware corporation

By:	/s/ Lyne Marchessault

Name: Lyne Marchessault Title: President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	5/10/02	/s/ Lyne Marchessault Lyne Marchessault President, Secretary and Director

Date:	5/10/02	/s/ Peggy Evans Peggy Evans Chief Financial and Accounting Officer

Date:	5/10/02	/s/ Michael McLaughlin Michael McLaughlin Assistant Secretary and Director

Date:	5/10/02	/s/ John Hill John Hill Director

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
Rainwire Partners, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of Rainwire Partners, Inc. (a Delaware corporation in the development stage) and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rainwire Partners, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the each of the years in the two year period then ended in conformity with auditing standards generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered substantial recurring losses and has a deficit working capital and equity as of December 31, 2001. It has also discontinued its entire business operations and is dependent upon its shareholders for all cash flow requirements. The Company needs the ability to develop additional sources of capital, and/or achieve profitable operations through a merger or acquisition. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Braverman & Company, P.C.
Phoenix, Arizona
April 28, 2002

RAINWIRE PARTNERS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
December 31, 2001

ASSETS OF DISCONTINUED BUSINESS
CURRENT ASSETS
Cash	$788

TOTAL CURRENT ASSETS	788

$788

LIABILITIES OF DISCONTINUED BUSINESS
CURRENT LIABILITIES
Related party loans	$114,925
Accounts payable	813,167
Accrued business disposal costs and expenses	46,987
Other accrued liabilities	23,143

TOTAL CURRENT LIABILITIES	998,222

REDEEMABLE PREFERRED STOCK
Par value $.001; authorized 2,500,000 shares Series C, 24,959 shares outstanding	52,911
Series D, 500,000 shares outstanding	50,000

102,911

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value; authorized, 20,000,000 shares 19,909,886 shares issued, 9,909,886 shares outstanding	19,910
Paid-in capital	1,421,672
Accumulated (deficit)	(2,491,927)
Treasury Stock, 10,000,000 shares	(50,000)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,100,345)

$788

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RAINWIRE PARTNERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

			Inception
			of Development
			Stage
			(January 1, 2001)
			to
			December 31,
	2001	2000	2001

REVENUES	$—	$—	$—
OPERATING EXPENSES	—	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	—	—	—
DISCONTINUED OPERATIONS
Loss from operations of discontinued business	—	(1,494,708)	—
Provision for loss on disposal of the business	—	(578,191)	—

NET LOSS	$—	$(2,072,899)	$—

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,718,220	6,252,480

BASIC AND DILUTED LOSS PER COMMON SHARE
Income (Loss) from operations	$—	$—
Loss from discontinued operations	—	(0.33)

BASIC AND DILUTED LOSS PER COMMON SHARE	$—	$(0.33)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RAINWIRE PARTNERS, INC.

CONSOLIDATED STATEMENT OF CHANGES IS SHAREHOLDERS’ EQUITY

	COMMON STOCK
			PAID-IN	ACCUMULATED	TREASURY
	SHARES	AMOUNT	CAPITAL	(DEFICIT)	STOCK	TOTAL

BALANCE, INCEPTION		$—	$—	$—		$—
Issuance of stock July 22, 1999 for:
Cash	1,388,766	1,389	148,611			150,000
Services	3,610,792	3,611	386,389			390,000
Acquisition of subsidiary	555,506	556	74,374			74,930
Net (loss) for the period				(419,028)		(419,028)

BALANCE, DECEMBER 31, 1999	5,555,064	5,555	609,375	(419,028)	—	195,902
Recapitalization, July 26, 2000	554,822	555	(188,329)			(187,774)
Services at $.11 per share	480,000	480	52,320			52,800
Reduction in note payable at $1.25 per share	120,000	120	149,880			150,000
Cash at $.78 per share	900,000	900	699,100			700,000
Dividends accrued on redeemable preferred stock			(874)			(874)
Net (loss) for the year				(2,072,899)		(2,072,899)

BALANCE, DECEMBER 31, 2000	7,609,886	7,610	1,321,472	(2,491,927)	—	(1,162,845)
Shares issued for legal services at $.025 per share on August 29, 2001	100,000	100	2,400			2,500
Shares sold at $.05 per share on September 30, 2001	200,000	200	9,800			10,000
Shares issued to retire debt on August 29, 2001 at $.005 per share	12,000,000	12,000	48,000			60,000
Management services contributed to capital			40,000			40,000
Purchase of 10,000,000 shares as treasury stock for issuance of 500,000 shares of Series D convertible debentures, October 15, 2001					(50,000)	(50,000)
Net (loss) for the year				—		—

BALANCE, DECEMBER 31, 2001	19,909,886	$19,910	$1,421,672	$(2,491,927)	$(50,000)	$(1,100,345)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RAINWIRE PARTNERS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
			of Development
			Stage
			(January 1, 2001)
			to
			December 31,
	2001	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Continuing Operations	$—	$—	$—
Discontinued Operations:
Adjustments to reconcile net loss to net cash flows used by discontinued activities
Loss from operations of discontinued business		(1,494,708)
Loss on disposal of the business		(578,191)
Stock issued for services	2,500	52,880	2,500
Capital contributed for services	40,000		40,000
Depreciation and amortization		41,708	—
Goodwill impairment loss		469,341	—
Loss on disposal of equipment		11,037	—
Changes in assets and liabilities			—
Accounts receivable	21,962	199,235	21,962
Other current assets	12,700	20,000	12,700
Accounts payable	343,650		343,650
purchase for 1999)		464,392	—
Provision for loss on disposal of the business	(553,247)	578,191	(553,247)

Net cash flows used by discontinued activities	(132,435)	(236,115)	(132,435)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment		(40,915)	—
Payment for acquisition of subsidiary, net Cash received in recapitalization of the company		—	—
(Increase) decrease in other assets	6,255	1,315	6,255

Net cash flows from (to) investing activities	6,255	(39,600)	6,255

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Loans	114,925		114,925
Proceeds from issuance of notes payable		60,000	—
Repayment of notes payable		(500,000)	—
Proceeds from issuance of common stock	10,000	700,000	10,000

Net cash flows from financing activities	124,925	260,000	124,925

NET CHANGE IN CASH FLOW FOR THE YEAR	(1,255)	(15,715)	(1,255)
CASH, BEGINNING OF PERIOD	2,043	17,758	2,043

CASH, END OF PERIOD	$788	$2,043	$788

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Related party loan paid by issuance of 600,000 shares of the Company’s common stock	$60,000		$60,000

Redeemable Preferred Stock issued in exchange for 500,000 shares of common stock of the Company	$50,000		$50,000

Non-monetary net liabilities assumed in a recapitalization of the Company on July 26, 2000
Fair value of equipment received		$19,486
Liabilities assumed		(222,724)

Net non-monetary liabilities assumed		(203,238)
Less cash received		—

Total non-monetary net liabilities assumed		$(203,238)

Other
Accrued dividends on redeemable preferred stock		$874

Common stock issued in settlement of note payable		150,000

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION
Interest paid during the year	$—	$6,187	$—

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RAINWIRE PARTNERS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

The Company

Rainwire Partners, Inc., or RPID or the Company, (formerly Envirometrics, Inc. or EVRM) was incorporated in Delaware in 1991. The Company acquired all of the outstanding common stock of The Catapult Group, Inc. renamed Rainwire Partners, Inc. (RPIG) a Georgia corporation on July 26, 2000, in a qualifying reorganization under Section 368 (a)(1)(B) of the Internal Revenue Code of 1986. Prior to the stock exchange, the Company’s operations had involved consulting services in environmental and occupational health matters in addition to providing the services of an American Industrial Hygiene Association and National Voluntary Laboratory Accreditation Program, principally in the Charleston, South Carolina area, with sales throughout the United States. RPIG was formed in July 1999, to provide internet consulting, systems development and integration as well as marketing and communications solutions to Global 2000 and middle-market companies. Its operations were discontinued in April 2000.

On December 31, 2000, management adopted a plan to dispose of the entire business of the Company. Because the Company sustained a loss on the discontinuation of its business as of December 31, 2000, as well as a loss on the disposal of the business at that date, the results of operations for the year 2000 have been presented to conform to those results. The fiscal year end of the Company is December 31.

During 2001 the Company stayed in the discontinued operational mode, and its efforts were largely devoted to maintenance of existing obligations, filing of periodic and annual reports with the Securities and Exchange Commission, and pursing various financial opportunities, which could benefit the Company and its shareholders.

Principles of Consolidation

The Company’s consolidated financial statements as of December 31, 2001 and 2000 include the financial statements of the Company and subsidiaries for all periods presented. All significant intercompany accounts and transactions have been eliminated.

Financial Statement Presentation

The historical cost basis of all assets and liabilities of RPIG and its former and present consolidated operating results have been presented from July 21, 1999 (date of inception) to December 31, 2001. For accounting purposes, the acquisition has been treated as a recapitalization of RPIG. RPIG is considered the accounting acquirer, because it became the owner of 90% of the total shares outstanding of the common stock of RPID, on a fully diluted basis. The consolidated statements of operations included herein are those of RPIG and its subsidiary i20, Inc. The former operating results of EVRM have been eliminated. The consolidated balance sheet presented herein includes all assets and liabilities of EVRM as of the date of recapitalization at fair value, as well as RPIG and its subsidiary, i20, Inc. at historical cost.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s financial statements and the accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

RAINWIRE PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, disclosures about fair value of financial instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company’s financial instruments, which include cash, accounts payable and accruals, approximate fair values due to the short-term maturities of such instruments.

Goodwill

Goodwill was recorded in 1999 in connection with the acquisition of i20, Inc. by RPIG. It was being amortized over a 10 year period. During late 2000 this asset became impaired and was written off as of December 31, 2000, due to the discontinued operations of the business. Amortization expense for goodwill for 2000 was $25,143.

Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting of which depreciation is the most significant. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to more likely than not realized in future tax returns. Tax law and rate changes are reflected in income in the period such changes are enacted.

The net operating loss carry-forwards for the Company on a consolidated basis approximate $5,000,000 as of December 31, 2000 and will expire at various dates through year 2020, if unutilized. Due to a more than 50% change in ownership of the Company’s outstanding common stock for the latest testing period ended July 26, 2000, a Code Section 382 limitation on use of the loss carry-forwards became substantially limited to $250,000 annually. It is not probable that any of the limited losses can be utilized, since the Company contemplates that the proposed stock exchange referred to in the subsequent events footnote will not only result in a reduction in the annual limitation of the carry-forward losses, but will cause a loss of continuity of business which would preclude the utilization of any pre-merger carry-forward losses.

For the year ended December 31, 2001, there were no additional losses incurred by the Company, therefore there is no change in the above loss carry-forwards. The deferred tax benefit of the consolidated losses of $5,000,000 is approximately $1,750,000, however that amount was offset completely by a valuation allowance of equal amount, since management cannot determine, at the present time, that it is more likely than not that such benefit will be utilized in future periods.

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No.128) “Earnings Per Share”. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue in existence is dependent upon its ability to develop additional sources of capital, and/or achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plan is to acquire a profitable company having the ability to generate additional cash flows from either the sale of securities or through operations to sustain the Company’s future existence.

RAINWIRE PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – REDEEMABLE PREFERRED STOCK

As of December 31, 2001, there were 24,959 Series C preferred shares outstanding valued at $52,911 including accretion of $5,990. Approximately 1/3rd of the Series C preferred shares were put to the Company for redemption by the holder thereof, however, no redemption was made resulting in a judgment against the Company as more fully explained in legal actions below.

On October 15, 2001, a shareholder who had earlier during the year converted its unsecured loan to the Company of $60,000 for 12,000,000 shares of common stock, exchanged 10,000,000 of the shares received for 500,000 Series D preferred shares valued at $50,000. All preferred shares have cumulative dividends, none of which were declared by the Board of Directors as of December 31, 2001. Preferred stock is convertible into common stock at the rate of 20 shares of common stock for 1 share of preferred stock. Series D preferred shares are convertible at the rate of 100 shares of common stock for 1 share of preferred stock if no dividends have been paid for two consecutive quarters, which was the case in 2001.

The 10,000,000 shares the Company received in exchange for the issuance of the redeemable preferred stock are held as treasury shares at a total cost of $50,000 as of December 31, 2001.

NOTE 3 – OPTIONS AND WARRANTS

In 1994, the Company adopted a stock option plan under which incentive and non-qualifying options to purchase the Company’s common stock could be granted to employees. The Company applied Accounting Principles Board Opinion No. 25 whereby no compensation cost related to stock options is recognized as an expense until the time the employee is subject to income taxation. Had compensation cost been determined pursuant to SFAS No. 123 “Accounting for Stock-Based Compensation” been recorded, the effect on net loss and loss per share would not have been material. As of December 31, 2001 the Company had no outstanding options in the opinion of legal counsel.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Legal Actions

The Company is involved with several legal actions, principally as defendant. These actions involve outstanding liabilities of the Company including those of subsidiaries. All known outstanding liabilities, including anticipated legal fees and costs have been recorded in the accompanying financial statements. There has been little progress during 2001 on the settlement of any of these actions. Following are two such actions.

Azimuth Laboratory, Inc., a subsidiary of EVRM, generated hazardous waste during the time of its operations which ceased in April 2000. According to a former landlord, Azimuth was responsible for a hazardous waste cleanup on the leased premises, and he is seeking recovery of approximately $130,000, including the cleanup and remaining payments due under the terms of the lease agreement, which expired in December 2001. A motion for summary judgment was filed by the plaintiff, and the parties are in settlement negotiations. Only the remaining unpaid rentals under the lease obligation have been recorded as of December 31, 2001, of approximately $66,000.

A judgment against the Company was obtained by the holder of the remaining Series C redeemable preferred stock for $21,666 relating to the failure by the Company to redeem 8,333 of those shares and to pay dividends when due. The majority of that amount was recorded as of December 31, 2001.

Disposition of Corporate Property

Approximately 20 employees of the Company were still employed when the decision was made to discontinue the operations of the Company on December 31, 2000. Substantially all employees either resigned or terminated by February 28, 2001. No payroll tax reports have been filed with taxing authorities for any wages paid in 2001, although related payroll taxes were paid. Such reports should include all compensation for equipment, vehicles and other corporate property obtained by employees when the Company ceased its operations. Accordingly, the Company and/or its employees may have payroll and/or sales tax liabilities in connection with this matter.

RAINWIRE PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – COMMITMENTS AND CONTINGENCIES (continued)

SBA Loan

Azimuth Laboratories ,Inc. sold certain assets to a party in April 2000 who assumed the remaining balance of an underlying loan from the Small Business Administration. However, the Company’s subsidiary was not relieved of liability on the obligation, and remains contingently liable for its balance until paid-off in approximately 2 years. The subsidiary was owed approximately $30,000 by the purchaser, however, that obligation has not been paid to the Company and some or all of that amount is being held in escrow pending either the payoff of the SBA loan, or when the purchaser is successful in becoming the only principle on the note. The outstanding balance of the SBA loan less the amount owed the Company at December 31, 2001 approximates less than $30,000, which is included in accrued liabilities as of December 31, 2001.

NOTE 5 – OPERATING LEASES

Included in the accrual for estimated loss on disposal of the business are future rentals on lease obligations totaling approximately $300,000, of which $ 228,734 relates to the balance owing on a 5 year lease expiring in 2005, which had annual lease payments of approximately $50,000 per year. The Company is seeking to mitigate the outstanding lease liability as the landlord had seized and or sold some of the equipment in partial satisfaction of the past due lease rentals.

NOTE 6 – DISCONTINUED OPERATIONS

On December 31, 2000, management adopted a plan to discontinue the operations of the Company and to liquidate its assets. Accordingly, the accompanying financial statements for the year 2000 have given effect to this date as the measurement date, since a loss was sustained for both discontinued operations and disposal of the business. A disposal loss was provided for all estimated costs and expenses to be incurred during the post phase-out period.

During 2001, the Company had no operations and is considered to be in the development stage in accordance with FASB #7. Its principal activities have been to mitigate expenses and pay down existing liabilities with funds borrowed from Oasis Group, Inc., (Oasis) also a development stage company. Oasis has provided approximately $114,000.

NOTE 7 – PROPOSED EXCHANGE OF STOCK

On August 29, 2001, the Company entered into a Plan and Agreement to exchange stock with Oasis Group, Inc. (Oasis), pursuant to Section 368(a)(1)(B) of the Internal Revenue Code. Oasis is principally owned and controlled by a shareholder of the Company who became the Company’s President and Chief Executive Officer on August 30, 2001. The exchange is to be transacted after certain conditions precedent have been accomplished, at which time a formal recapitalization of the Company is contemplated. In 2001, Oasis has loaned approximately $114,000 as of December 31, 2001.

At the time the definitive closing is completed, all of the outstanding common stock of Oasis will be acquired by the Company. Oasis will be considered the accounting acquirer since it will own the majority of the outstanding shares of the Company as a result of the stock exchange transaction. For accounting purposes the historic transactions of Oasis will replace those of the Company for presentation of results of operations and cash flows, whereas Oasis will be consolidated with the Company for presentation of its consolidated financial position after giving affect to the recording of the fair value of the net assets of the Company. In anticipation of closing, the Company has authorized an increase in its authorized common stock from 20 million to 100,000,000 and a reverse split of its present outstanding shares 20 for 1 in December 2001, which will take effect after any applicable waiting periods in connection with the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on January 14, 2002.