Form 10QSB
period 2002-03-31
RAINWIRE PARTNERS INC /DE/
filed 2002-05-15
CIK 917253

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20459

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:         March 31, 2002

Commission File Number:    0-23892

Rainwire Partners, Inc.
-------------------------------------------------------------
(Exact Name of Registrant as specified in its charter

Delaware                                                          57-0941152
-------------------------------------------------------------     ---------------------------------
(State or other jurisdiction of incorporation or organization     (I.R.S. Employer Identification
                                                                  No.)

2020 Federal Road
Roswell, GA                                                       30075
-------------------------------------------------------------     ---------------------------------
Address of Principal executive offices of Incorporation or        Zip Code
organization

770-643-9094
-------------------------------------------------------------
Registrants telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

         YES [X]                                              NO []


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practical date.

      CLASS                       No. of shares Outstanding on March 31, 2002
      Common Stock                                 9,909,886
      Par Value $.001
      Per share

                             RAINWIRE PARTNERS, INC.

                                TABLE OF CONTENTS


PART I           FINANCIAL INFORMATION                                               Page

        Item 1.  Financial Statements:

                 Condensed Consolidated Balance Sheets at
                 March 31, 2002 (unaudited) and December 31, 2001...................   1

                 Unaudited Condensed Consolidated Statements of Operations
                 for the three months ended March 31, 2002 and 2001.................   2

                 Unaudited Condensed Consolidated Statements of Cash Flows
                 for the three months ended March 31, 2002 and 2001.................   3

                 Statement of Changes in Stockholders' equity for the period
                 December 31, 2000 to March 31, 2002 (unaudited)....................   4

                 Notes to Condensed Consolidated Financial Statements ..............   5

        Item 2.  Management's Discussion and Plan of Operation......................   5


PART II          OTHER INFORMATION                                                   Page
        Item 1.  Legal Proceedings..................................................   7

        Item 2.  Changes in Securities and Use of Proceeds..........................   7

        Item 3.  Defaults Upon Senior Securities....................................   7

        Item 4.  Submission of Matters to a Vote of Security Holders................   7

        Item 5.  Other Information..................................................   7

        Item 6.  Exhibits and Reports on Form 8-K...................................   7

                             RAINWIRE PARTNERS, INC.
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                    March 31,        December 31,
                          ASSETS OF DISCONTINUED BUSINESS             2002              2001
                                                                   -----------       -----------
                                                                   (unaudited)

CURRENT ASSETS
  Cash                                                             $        --       $       788
                                                                   -----------       -----------


TOTAL CURRENT ASSETS                                               $        --       $       788
                                                                   ===========       ===========


                      LIABILITIES OF DISCONTINUED BUSINESS

CURRENT LIABILITIES
  Related Party loans                                              $   125,855       $   114,925
  Accounts payable                                                     817,974           813,167
  Accrued business disposal costs and expenses                          33,012            46,987
  Other accrued liabilities                                             20,593            23,143
                                                                   -----------       -----------

TOTAL CURRENT LIABILITIES                                              997,434           998,222
                                                                   -----------       -----------


REDEEMABLE PREFERRED STOCK
  Par value $.001; authorized 2,500,000 shares
    Series C, 24,959 shares outstanding                                 52,911            52,911
    Serues D, 500,000 shares outstanding                                50,000            50,000
                                                                   -----------       -----------

                                                                       102,911           102,911
                                                                   -----------       -----------

COMMITMENTS AND CONTINGENCIES

                         STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $.001 par value; authorized,20,000,000 shares
   19,909,886 shares issued, 9,909,886 shares outstanding               19,910            19,910
  Paid-in capital                                                    1,421,672         1,421,672
  Accumulated (deficit)                                             (2,491,927)       (2,491,927)
  Treasury Stock, 10,000,000 shares                                    (50,000)          (50,000)
                                                                   -----------       -----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                (1,100,345)       (1,100,345)
                                                                   -----------       -----------

                                                                   $        --       $       788
                                                                   ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                            RAINWIRE PARTNERS, INC.
                         (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                  INCEPTION
                                                                                OF DEVELOPMENT
                                                                                    STAGE
                                                      THREE MONTHS ENDED       (JANUARY 1,2001)
                                                           MARCH 31,                  TO
                                                   --------------------------       MARCH 31,
                                                      2002            2001            2002
                                                   ----------      ----------      ---------
Revenues                                           $       --      $       --      $      --
Expenses
                                                   ----------      ----------      ---------
Income (loss) from continuing operations                   --              --             --

Discontinued Operations:
   Loss from discontinued operations                                                      --

                                                   ----------      ----------      ---------
Net income                                         $       --      $       --      $      --
                                                   ----------      ----------      =========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                        12,718,220      7,609,886
                                                   ==========      =========

Basic And Diluted Net Income Per Common Share      $       --      $      --

Income From Discontinued Operations                        --             --
                                                   ----------      ---------

Basic And Diluted Net Income Per Common Share      $       --      $      --
                                                   ==========      =========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             RAINWIRE PARTNERS, INC.
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 INCEPTION
                                                                                               OF DEVELOPMENT
                                                                                                    STAGE
                                                                     THREE MONTHS ENDED      (JANUARY 1, 2001)
                                                                         MARCH 31,                   TO
                                                                 -------------------------        MARCH 31,
                                                                    2002            2001            2002
                                                                 ---------       ---------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Continuing Operations                                          $      --       $      --       $      --
  Discontinued Operations:
  Stock issued for services                                                                          2,500
  Capital contributed for services                                                                  40,000
  Adjustments to reconcile net loss to net cash flows
    used by discontinued activities
     Income (loss) from operations of discontinued business             --              --
      Changes in current assets and liabilities:
             Accounts receivable                                                    34,662          21,962
             Other current assets                                                                   12,700
             Deposits                                                                6,257
             Accrued liabilities                                   (16,525)        (46,366)        (16,525)
             Provision for loss on disposal of the business                                       (553,247)
             Accounts payable                                        4,807           4,302         348,457
                                                                 ---------       ---------       ---------

Net cash flows used by discontinued activities                     (11,718)         (1,145)       (144,153)
                                                                 ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 (Increase) decrease in other assets                                    --              --           6,255
                                                                 ---------       ---------       ---------

             Net cash flows from (to) investing activities              --              --           6,255
                                                                 ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                                            10,000
  Related Party Loans                                               10,930                         125,855
                                                                 ---------       ---------       ---------

             Net cash flows from financing activities               10,930                         135,855
                                                                 ---------       ---------       ---------

NET CHANGE IN CASH FLOWS FOR THE PERIOD                               (788)         (1,145)         (2,043)

CASH, AT BEGINNING OF PERIOD,                                          788           2,043           2,043
                                                                 ---------       ---------       ---------

CASH, AT END OF PERIOD                                           $      --       $     898       $      --
                                                                 =========       =========       =========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             RAINWIRE PARTNERS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IS SHAREHOLDERS' EQUITY


                                                         COMMON STOCK
                                                  ------------------------    PAID-IN      ACCUMULATED     TREASURY
                                                     SHARES        AMOUNT     CAPITAL       (DEFICIT)        STOCK        TOTAL
                                                  -----------     --------   ----------    -----------     ---------   -----------
Balance December 31, 2000                           7,609,886     $  7,610   $1,321,472    $(2,491,927)    $      --   $(1,162,845)
Shares issued for legal services at $.025 per
  share on August 29, 2001                            100,000          100        2,400                                      2,500
Shares sold at $.05 per share
 on September 30, 2001                                200,000          200        9,800                                     10,000
Shares issued to retire debt on August 29, 2001
  at $.005 per share                               12,000,000       12,000       48,000                                     60,000
Management services contributed to capital                                       40,000                                     40,000
Purchase of 10,000,000 shares as treasury stock
 for issuance of 500,000 shares of Series D
 convertible debentures, October 15, 2001                                                                    (50,000)      (50,000)
                                                  -----------     --------   ----------    -----------     ---------   -----------

Balance December 31, 2000                          19,909,886       19,910    1,421,672     (2,491,927)      (50,000)   (1,100,345)
 Net (loss) for 1st quarter, 2002                                                                   --                          --
                                                  -----------     --------   ----------    -----------     ---------   -----------

BALANCE, March 31, 2002                            39,819,772     $ 39,820   $2,843,344    $(4,983,854)    $(100,000)  $(1,100,345)
                                                  ===========     ========   ==========    ===========     =========   ===========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             RAINWIRE PARTNERS, INC.

                    NOTES TO FINANCIAL STATEMENTS (unaudited)


Note 1.    Basis of Presentation

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2002 and the consolidated results of its operations and cash flows for the three months ended March 31, 2002 and 2001. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

         These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2001.


Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

                  This 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that certain statements in this 10-QSB are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors. Such uncertainties and risks include, among others, certain risks associated with the closing of the Oasis transaction described herein, government regulation, and general economic and business conditions. Actual events, circumstances, effects and results may be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. Consequently, the forward-looking statements contained herein should not be regarded as representations by the Company or any other person that the projected outcomes can or will be achieved.

                  The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Form 10-QSB.

                  A. Results of Operations.

                  In the first quarter of year 2002 there were no reported revenues or cash flows from the discontinued operations.

                  The net cash flows used by discontinued activities in the first quarter 2002 was $11,718 compared to the same period 2001 amount of $1,145.

                  The cash at the end of the first quarter 2002 was reported in the amount of $0 reduced from the same period 2001 cash at the end of the period in the amount of $898.

                  B. Financial Condition.

                  The company's audit report for the year 2001 discloses a "going" concern paragraph in reference to the company's concern for continuing its existence in the future. This concern is highlighted by the fact that the Company has a deficit since inception of approximately $2,500,000 and a deficit in stockholders equity of approximately of $1,100,345 and current liabilities of $998,222.

                  As of August 29, 2001, the company is proposing to exchange stock with Oasis Group, Inc., a privately held company. The company believes that upon the definite closing of this exchange it will be able to better insure its survival.

                  Since December 31, 2000 the company closed its facilities, terminated its employees and is pursuing the resolution of both contingent assets and direct and contingent liabilities, which will involve substantial legal costs. Oasis Group, Inc. has provided funding for legal and operating expenses through loans to the company of approximately $125,855 through March 31, 2002.

                  C. Plan of Operations.

                  For the near term, the Company is in the process of completing its merger with Oasis Group, Inc. It has had no operations since December 31, 2000 and is financially dependent on its shareholders, related parties and /or management, who have financed its existence to date.

                  Management of the Company believes it will be able to complete the merger and be successful in its efforts to continue the Company's existence. If the company is unsuccessful in completing the share exchange with Oasis Group, Inc., the company anticipates ceasing all activities and liquidating any and all remaining assets. In connection withy the share exchange the company has filed a Registration Statement/Information Statement/Proxy Statement on Form S-4 on January 14, 2002 and is currently responding to comments to the Securities Exchange Commission. We expect responding to comments in the second quarter 2002 and completing the share exchange by the third quarter 2002.

                  Upon completion of the share exchange, management anticipates moving from the development stage to the operating by the third quarter of 2002.

PART II  OTHER INFORMATION

Item 1.    Legal Proceedings

         No material change.

Item 2.    Changes in Securities and Use of Proceeds

         None

Item 3.    Defaults Upon Senior Securities

                  Under the terms of our Series D Preferred Stock, if the Company shall fail to pay a dividend to the holders of the Series D for two consecutive quarters, the Series D shall be convertible into fifty million (50,000,000) shares of the common stock of the Company so long as such dividends remain unpaid. As of the date of the filing of this Annual Report, the Company has failed to pay a dividend for two consecutive quarters and the conversion feature has been triggered, although the holder has not converted the preferred stock. As of the date of the filing of this Quarterly Report, the Company does not have a sufficient number of authorized but unissued shares available to effect such a conversion.


Item 4.    Submission of Matters to a Vote of Security Holders

         None

Item 5.    Other Information

         None.

Item 6.    Exhibits and Reports on Form 8-K:

                  On January 11, 2002, the Company filed a Current Report on From 8-K reporting the execution of an Amended and Restated Plan and Agreement to Exchange Stock with Oasis Group, Inc.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2002.

                                   Rainwire Partners, Inc.,
                                   a Delaware corporation


                                   By:  /s/ Lyne Marchessault
                                       -----------------------------
                                   Name:  Lyne Marchessault
                                   Title: President


                                   By:  /s/ Peggy Evans
                                       -----------------------------
                                   Name:  Peggy Evans
                                   Title: Chief Financial and Accounting
                                          Officer