Form 10QSB
period 2002-06-30
RAINWIRE PARTNERS INC /DE/
filed 2002-08-14
CIK 917253

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20459

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:         June 30, 2002

Commission File Number:    0-23892

Rainwire Partners, Inc.
-------------------------------------------------------------
(Exact Name of Registrant as specified in its charter

Delaware                                                          57-0941152
-------------------------------------------------------------     ---------------------------------
(State or other jurisdiction of incorporation or organization     (I.R.S. Employer Identification
                                                                  No.)

Suite 925, 8215 Roswell Road
Atlanta, GA                                                       30350
-------------------------------------------------------------     ---------------------------------
Address of Principal executive offices of Incorporation or        Zip Code
organization

770-522-8181
-------------------------------------------------------------
Registrants telephone number, including area code

                      2020 Federal Road, Roswell, GA 30075
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since least report)

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

      CLASS                       No. of shares Outstanding on June 30, 2002
      Common Stock                                 9,909,886
      Par Value $.001
      Per share

                             RAINWIRE PARTNERS, INC.

                                TABLE OF CONTENTS


PART I           FINANCIAL INFORMATION                                               Page

        Item 1.  Financial Statements:

                 Condensed Consolidated Balance Sheets at
                 June 30, 2002 (unaudited) and December 31, 2001....................   1

                 Unaudited Condensed Consolidated Statements of Operations
                 for the three and six months ended June 30, 2002 and 2001..........   2

                 Unaudited Condensed Consolidated Statements of Cash Flows
                 for the six months ended June 30, 2002 and 2001....................   3

                 Statement of Changes in Stockholders' equity for the period from
                 December 31, 2000 to June 30, 2002 (unaudited).....................   4

                 Notes to Condensed Consolidated Financial Statements ..............   5

        Item 2.  Management's Discussion and Plan of Operation......................   5


PART II          OTHER INFORMATION                                                   Page
        Item 1.  Legal Proceedings..................................................   7

        Item 2.  Changes in Securities and Use of Proceeds..........................   7

        Item 3.  Defaults Upon Senior Securities....................................   7

        Item 4.  Submission of Matters to a Vote of Security Holders................   7

        Item 5.  Other Information..................................................   7

        Item 6.  Exhibits and Reports on Form 8-K...................................   7

                             RAINWIRE PARTNERS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         June 30,          December 31,
           ASSETS OF DISCONTINUED BUSINESS                                                 2002                2001
                                                                                       -----------         ------------
                                                                                       (unaudited)
CURRENT ASSETS
  Cash                                                                                 $        --          $       788
                                                                                       -----------          -----------

TOTAL CURRENT ASSETS                                                                   $        --          $       788
                                                                                       ===========          ===========

           LIABILITIES OF DISCONTINUED BUSINESS

CURRENT LIABILITIES
  Related Party loans                                                                  $   126,955          $   114,925
  Accounts payable                                                                         813,166              813,167
  Accrued business disposal costs and expenses                                              46,987               46,987
  Other accrued liabilities                                                                 10,326               23,143
                                                                                       -----------          -----------

TOTAL CURRENT LIABILITIES                                                                  997,434              998,222
                                                                                       -----------          -----------


REDEEMABLE PREFERRED STOCK
  Par value $.001;authorized 2,500,000 shares
    Series C, 24,959 shares outstanding                                                     55,908               55,908
    Series D, 500,000 shares outstanding                                                    50,000               50,000
                                                                                       -----------          -----------

                                                                                           105,908              105,908
                                                                                       -----------          -----------

COMMITMENTS AND CONTINGENCIES

           STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $.001 par value; authorized,100,000,000 shares
    outstanding, 995,494 shares                                                                995                  995
  Paid-in capital                                                                        1,437,590            1,437,590
  Accumulated (deficit)                                                                 (2,491,927)          (2,491,927)
  Treasury Stock                                                                           (50,000)             (50,000)
                                                                                       -----------          -----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                    (1,103,342)          (1,103,342)
                                                                                       -----------          -----------

                                                                                       $        --          $       788
                                                                                       ===========          ===========


    The accompanying notes are an integral part of these financial statements

                             RAINWIRE PARTNERS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                    INCEPTION
                                                                                                                  OF DEVELOPMENT
                                                                                                                      STAGE
                                                                                                                 (JANUARY 1,2001)
                                                      THREE MONTHS ENDED               SIX MONTHS ENDED                 TO
                                                           JUNE 30,                         JUNE 30,                  JUNE 30,
                                                    -----------------------        -------------------------     ---------------
                                                     2002            2001            2002             2001             2002
                                                    -------         -------        --------         --------     ---------------
Revenues                                            $    --         $    --        $     --         $     --         $    --
Expenses
                                                    -------         -------        --------         --------         -------
Income (loss) from continuing operations                 --              --              --               --              --

Discontinued Operations:
   Income from discontinued operations                   --              --              --               --              --

                                                    -------         -------        --------         --------         -------
Net income                                          $    --         $    --        $     --         $     --         $    --
                                                    -------         -------        --------         --------         -------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                         995,494         380,494         995,494          380,494
                                                    =======         =======        ========         ========

Basic And Diluted Net Income Per Common Share       $    --         $    --        $     --          $    --

Income From Discontinued Operations                      --              --              --               --
                                                    -------         -------        --------         --------

Basic And Diluted Net Income Per Common Share       $    --         $    --        $     --         $     --
                                                    =======         =======        ========         ========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             RAINWIRE PARTNERS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                    INCEPTION
                                                                                                                 OF DEVELOPMENT
                                                                                                                      STAGE
                                                                                                                (JANUARY 1,2001)
                                                                                    SIX MONTHS ENDED                   TO
                                                                                         JUNE 30,                   JUNE 30,
                                                                              ----------------------------      ----------------
                                                                                2002               2001               2002
                                                                              ---------          ---------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Continuing Operations                                                       $      --          $      --          $      --
  Discontinued Operations:
  Stock issued for services                                                                                             2,500
  Capital contributed for services                                                                                     40,000
  Adjustments to reconcile net loss to net cash flows
    used by discontinued activities
     Income (loss) from operations of discontinued business                          --                 --
      Changes in current assets and liabilities:
             Accounts receivable                                                                    34,662             21,962
             Other current assets                                                                                      12,700
             Deposits                                                                                6,257
             Accrued liabilities                                                (12,818)           (46,366)           (12,817)
             Provision for loss on disposal of the business                                                          (553,247)
             Accounts payable                                                                        4,302            343,649
                                                                              ---------          ---------          ---------

Net cash flows used by discontinued activities                                  (12,818)            (1,145)          (145,253)
                                                                              ---------          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 (Increase) decrease in other assets                                                 --                 --              6,255
                                                                              ---------          ---------          ---------

             Net cash flows from (to) investing activities                           --                 --              6,255
                                                                              ---------          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                                                               10,000
  Related Party Loans                                                            12,030                               126,955
                                                                              ---------          ---------          ---------

             Net cash flows from financing activities                            12,030                               136,955
                                                                              ---------          ---------          ---------

NET CHANGE IN CASH FLOWS FOR THE PERIOD                                            (788)            (1,145)            (2,043)

CASH, AT BEGINNING OF PERIOD,                                                       788              2,043              2,043
                                                                              ---------          ---------          ---------

CASH, AT END OF PERIOD                                                        $      --          $     898          $      --
                                                                              =========          =========          =========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             RAINWIRE PARTNERS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENT OF CHANGES IS SHAREHOLDERS' EQUITY

                                                         COMMON STOCK
                                                   ------------------------   PAID-IN      ACCUMULATED     TREASURY
                                                      SHARES      AMOUNT      CAPITAL       (DEFICIT)       STOCK         TOTAL
                                                   -----------    -------    ----------    -----------     --------     -----------
(AUDITED)
Balance December 31, 2000                            7,609,886   $  7,610    $1,321,472    $(2,491,927)    $     --     $(1,162,845)
Shares issued for legal services at $.025 per
  share on August 29, 2001                             100,000        100         2,400                                       2,500
Shares sold at $.05 per share
 on September 30, 2001                                 200,000        200         9,800                                      10,000
Shares issued to retire debt on August 29, 2001
  at $.005 per share                                12,000,000     12,000        48,000                                      60,000
20 for 1 reverse stock split, December 19, 2001    (18,914,392)   (18,915)       18,915                                          --
Accretion on redeemable preferred stock                                          (2,997)                                     (2,997)
Management services contributed to capital                                       40,000                                      40,000
Purchase of 25,000 shares as treasury stock
 for issuance of 25,000 shares of Series D
 convertible debentures, October 15, 2001                                                                   (50,000)        (50,000)
                                                   -----------    -------     ---------     ----------      -------      ----------

Balance December 31, 2001                              995,494        995     1,437,590     (2,491,927)     (50,000)     (1,103,342)
(UNAUDITED)
 Net (loss) for the six months                                                                      --                           --

                                                   -----------    -------     ---------     ----------      -------      ----------
BALANCE, June 30, 2002 (unaudited)                     995,494   $    995    $1,437,590    $(2,491,927)    $(50,000)    $(1,103,342)
                                                   ===========    =======     =========     ==========      =======      ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             RAINWIRE PARTNERS, INC.

                    NOTES TO FINANCIAL STATEMENTS (unaudited)


Note 1.    Basis of Presentation

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2002 and the consolidated results of its operations and cash flows for the three and six months ended June 30, 2002 and 2001. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

                  A. Results of Operations.

                  Second quarter of 2002 compared to second quarter of 2001.

                  There were no earned revenues in either quarter as the Company had discontinued all operations since January 1, 2000. The minor amount of expenses incurred in the current quarter were charged to the accrued estimated losses already provided as of December 31, 2000 for such anticipated amounts. These expense items were paid from advances received from Oasis Group, Inc., the development stage company seeking to acquire the majority of the Company's outstanding common stock as referred to in the Form S-4 filed with the Securities and Exchange Commission and the audited financial statements of the Company as of December 31, 2001. There was no cash activity for the comparable quarter in 2001.

                  Six months of 2002 compared to the same period a year ago.

                  There were no earned revenues in either period for the reason stated above. The minor amount of expenses incurred in both periods were charged to the accrued estimated losses already provided as of December, 31, 2000 for such anticipated amounts. All remaining assets of the Company were liquidated during the first quarter of 2001 with proceeds used to reduce outstanding indebtedness recorded as of December 31, 2000.


                  B. Financial Condition.

                  The Company is solely dependent on advances from related parties (to date Oasis Group, Inc. has advanced $127,000) to continue in existence as the Company is in a negative financial position, has discontinued its operations as of December 31, 2000 and has substantial past due obligations and commitments. Its audited financial statements disclose a "going concern" paragraph in its most recent audited financial statements and nothing has changed that circumstance to date. The Company has no employees or facilities.


                  C. Plan of Operations.

                  For the near term, the Company is in the process of completing its merger with Oasis Group, Inc. It has had no operations since December 31, 2000 and is financially dependent on its shareholders, related parties and /or management, who have financed its existence to date.

                  Management of the Company believes it will be able to complete the merger and be successful in its efforts to continue the Company's existence. If the company is unsuccessful in completing the share exchange with Oasis Group, Inc., the company anticipates ceasing all activities and liquidating any and all remaining assets. In connection withy the share exchange the company has filed a Registration Statement/Information Statement/Proxy Statement on Form S-4 on January 14, 2002, and an Amendment No. 1 to the Form S-4 on July 24, 2002, and is currently responding to comments to the Securities Exchange Commission. We expect responding to comments in the third quarter 2002 and completing the share exchange by the fourth quarter 2002.

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


Item 4.    Submission of Matters to a Vote of Security Holders

         None

Item 5.    Other Information

                  On July 24, 2002, the Company filed Amendment No. 1 to its Registration Statement on Form S-4 (originally filed on January 14, 2002, SEC file No. 333-76684) in connection with its proposed share exchange with Oasis Group, Inc., a privately-held Georgia corporation.

Item 6.    Exhibits and Reports on Form 8-K:

         99.1 Certification by Lyne Marchessault, President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification by Peggy A. Evans, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Rainwire Partners, Inc.,
                                   a Delaware corporation
                                   (Registrant)


Date:  August 14, 2002           By:  /s/ Lyne Marchessault
      ----------------------           -----------------------------
                                   Name:  Lyne Marchessault
                                   Title: President


Date:  August 14, 2002           By:  /s/ Peggy Evans
      ----------------------           -----------------------------
                                   Name:  Peggy Evans
                                   Title: Chief Financial and Accounting
                                          Officer