Form 10QSB
period 2002-09-30
RAINWIRE PARTNERS INC /DE/
filed 2002-11-15
CIK 917253

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20459

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:           September 30, 2002

Commission File Number:      0-23892

Rainwire Partners, Inc.
----------------------------------------------------------------------------
(Exact Name of Registrant as specified in its charter

Delaware                                                                               57-0941152
----------------------------------------------------------------------------           ------------------------------------
(State or other jurisdiction of incorporation or                                       (I.R.S. Employer Identification No.)
 organization

3480 Preston Ridge Road, Suite 500
Alpharetta, GA                                                                         30005
----------------------------------------------------------------------------           ------------------------------------
Address of Principal executive offices of Incorporation                                Zip Code
 or organization

770-343-8196
----------------------------------------------------------------------------
Registrants telephone number, including area code
----------------------------------------------------------------------------

Suite 925, 8215 Roswell Road
Atlanta, GA, 30050
----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if
changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

               YES  [X]                 NO  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practical date.

           CLASS                 No. of shares Outstanding on October 18, 2002
           ---------------       ---------------------------------------------
           Common Stock                           9,609,884
           Par Value $.001
           Per share

                             RAINWIRE PARTNERS, INC.

                                TABLE OF CONTENTS

PART I                     FINANCIAL INFORMATION                                                                         Page
                 Item 1.   Financial Statements:
                           Condensed Consolidated Balance Sheets at
                           September 30, 2002 (unaudited) and December 31, 2001..........................................  1
                           Unaudited Condensed Consolidated Statements of Operations
                           for the nine months ended September 30, 2002 and 2001.........................................  2
                           Unaudited Condensed Consolidated Statements of Cash Flows
                           for the nine months ended September 30, 2002 and 2001.........................................  3
                           Statement of Changes in Stockholders' equity for the period
                           December 31, 2000 to September 30, 2002 (unaudited)...........................................  4
                           Notes to Condensed Consolidated Financial Statements .........................................  5
                 Item 2.   Management's Discussion and Plan of Operation.................................................  5

PART II                    OTHER INFORMATION                                                                             Page
                 Item 1.   Legal Proceedings.............................................................................  7
                 Item 2.   Changes in Securities and Use of Proceeds.....................................................  7
                 Item 3.   Defaults Upon Senior Securities...............................................................  7
                 Item 4.   Submission of Matters to a Vote of Security Holders...........................................  7
                 Item 5.   Other Information.............................................................................  8
                 Item 6.   Exhibits and Reports on Form 8-K..............................................................  8

                             RAINWIRE PARTNERS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             September 30,        December 31,
                            ASSETS OF DISCONTINUED BUSINESS                      2002                2001
                                                                             -------------        ------------
                                                                              (unaudited)
CURRENT ASSETS
  Cash                                                                        $        --         $       788
                                                                              -----------         -----------

TOTAL CURRENT ASSETS                                                          $        --         $       788
                                                                              ===========         ===========

                            LIABILITIES OF DISCONTINUED BUSINESS

CURRENT LIABILITIES
  Related Party loans                                                         $   126,955         $   114,925
  Accounts payable                                                                813,166             813,167
  Accrued business disposal costs and expenses                                     46,987              46,987
  Other accrued liabilities                                                        10,326              23,143
                                                                              -----------         -----------

TOTAL CURRENT LIABILITIES                                                         997,434             998,222
                                                                              -----------         -----------

REDEEMABLE PREFERRED STOCK
  Par value $.001;authorized 2,500,000 shares
    Series C, 24,959 shares outstanding                                            55,908              55,908
    Serues D, 500,000 shares outstanding                                           50,000              50,000
                                                                              -----------         -----------

                                                                                  105,908             105,908
                                                                              -----------         -----------

COMMITMENTS AND CONTINGENCIES

                            STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $.001 par value; authorized,100,000,000 shares
    issued,19,609,885 and 19,909,886 shares                                        19,610              19,910
  Paid-in capital                                                               1,418,975           1,418,675
  Accumulated (deficit)                                                        (2,491,927)         (2,491,927)
  Treasury Stock, 10,000,000 shares                                               (50,000)            (50,000)
                                                                              -----------         -----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                           (1,103,342)         (1,103,342)
                                                                              -----------         -----------

                                                                              $      --           $       788
                                                                              ===========         ===========

    The accompanying notes are an integral part of these financial statements

                             RAINWIRE PARTNERS, INC.
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                              INCEPTION
                                                                                                           OF DEVELOPMENT
                                                                                                                STAGE
                                                                                                           (JANUARY 1,2001)
                                                     THREE MONTHS ENDED             NINE MONTHS ENDED            TO
                                                        SEPTEMBER 30,                 SEPTEMBER 30,         SEPTEMBER 30,
                                                 -----------    -----------    -----------    -----------  ----------------
                                                    2002           2001           2002            2001          2002
                                                 -----------    -----------    -----------    -----------    -----------
Revenues                                         $        --    $        --    $        --    $        --    $        --
Expenses
                                                 -----------    -----------    -----------    -----------    -----------
Income (loss) from continuing operations                  --             --             --             --             --

Discontinued Operations:
   Income from discontinued operations                    --             --             --             --             --
                                                 -----------    -----------    -----------    -----------    -----------
Net income                                       $        --    $        --    $        --    $        --    $        --
                                                 -----------    -----------    -----------    -----------    -----------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                       19,809,886     13,659,886     19,876,553     10,029,886
                                                 ===========    ===========    ===========    ===========

Basic And Diluted Net Income Per Common Share    $        --    $        --    $        --    $        --

Income From Discontinued Operations                       --             --             --             --
                                                 -----------    -----------    -----------    -----------

Basic And Diluted Net Income Per Common Share    $        --    $        --    $        --    $        --
                                                 ===========    ===========    ===========    ===========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            RAINWIRE PARTNERS, INC.
                         (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                  Inception
                                                                                                of Development
                                                                                                    Stage
                                                                       Nine Months Ended       (January 1,2001)
                                                                         September 30,                to
                                                                    -----------------------      September 30,
                                                                      2002           2001            2002
                                                                    -------         -------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Continuing Operations                                              $      --       $      --       $      --
 Discontinued Operations:
 Stock issued for services                                                                              2,500
 Capital contributed for services                                                                      40,000
 Adjustments to reconcile net loss to net cash flows
  used by discontinued activities
   Income (loss) from operations of discontinued business                  --              --
    Changes in current assets and liabilities:
       Accounts receivable                                                             34,662          21,962
       Other current assets                                                                            12,700
       Deposits                                                                         6,257
       Accrued liabilities                                            (12,818)        (46,366)        (12,817)
       Provision for loss on disposal of the business                                                (553,247)
       Accounts payable                                                                 4,302         343,649
                                                                    ---------       ---------       ---------

Net cash flows used by discontinued activities                        (12,818)         (1,145)       (145,253)
                                                                    ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in other assets                                        --              --           6,255
                                                                    ---------       ---------       ---------

       Net cash flows from (to) investing activities                       --              --           6,255
                                                                    ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock                                                                10,000
 Related Party Loans                                                   12,030                         126,955
                                                                    ---------       ---------       ---------

       Net cash flows from financing activities                        12,030                         136,955
                                                                    ---------       ---------       ---------

NET CHANGE IN CASH FLOWS FOR THE PERIOD                                  (788)         (1,145)         (2,043)

CASH, AT BEGINNING OF PERIOD,                                             788           2,043           2,043
                                                                    ---------       ---------       ---------

CASH, AT END OF PERIOD                                              $      --       $     898       $      --
                                                                    =========       =========       =========

SUPPLEMENTARY NON-CASH INFORMATION
Correction of share issuances, prior year                           $    (300)                      $    (300)
                                                                    =========                       =========
Increase in paid-in capital                                         $     300                       $     300
                                                                    =========                       =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            RAINWIRE PARTNERS, INC.
                         (A Development Stage Company)
           CONSOLIDATED STATEMENT OF CHANGES IS SHAREHOLDERS' EQUITY

                                                                  COMMON STOCK
                                                           --------------------------         PAID-IN         ACCUMULATED
                                                             SHARES           AMOUNT          CAPITAL          (DEFICIT)
                                                           ----------        --------        ----------       -----------
(AUDITED)
Balance December 31, 2000                                   7,609,886        $  7,610        $1,321,472       $(2,491,927)
Shares issued for legal services at $.025 per
  share on August 29, 2001                                    100,000             100             2,400
Shares sold at $.05 per share
 on September 30, 2001                                        200,000             200             9,800
Shares issued to retire debt on August 29, 2001
  at $.005 per share                                       12,000,000          12,000            48,000
Accretion on redeemable preferred stock                                                          (2,997)
Management services contributed to capital                                                       40,000
Purchase of 25,000 shares as treasury stock
 for issuance of 25,000 shares of Series D
 convertible debentures, October 15, 2001
Net income (loss) for the year                                                                                         --
                                                           ----------        --------        ----------       -----------

Balance December 31, 2001                                  19,909,886          19,910         1,418,675        (2,491,927)
(UNAUDITED)
Correction of share issuances, prior year                    (300,001)           (300)              300
 Net (loss) for the nine months                                                                                        --
                                                           ----------        --------        ----------       -----------

BALANCE, September 30, 2002 (unaudited)                    19,609,885        $ 19,610        $1,418,975       $(2,491,927)
                                                           ==========        ========        ==========       ===========


                                                           TREASURY
                                                            STOCK             TOTAL
                                                           --------        -----------
(AUDITED)
Balance December 31, 2000                                  $     --        $(1,162,845)
Shares issued for legal services at $.025 per
  share on August 29, 2001                                                       2,500
Shares sold at $.05 per share
 on September 30, 2001                                                          10,000
Shares issued to retire debt on August 29, 2001
  at $.005 per share                                                            60,000
Accretion on redeemable preferred stock                                         (2,997)
Management services contributed to capital                                      40,000
Purchase of 25,000 shares as treasury stock
 for issuance of 25,000 shares of Series D
 convertible debentures, October 15, 2001                   (50,000)           (50,000)
Net income (loss) for the year                                                      --
                                                           --------        -----------

Balance December 31, 2001                                   (50,000)        (1,103,342)
(UNAUDITED)
Correction of share issuances, prior year                                           --
 Net (loss) for the nine months                                                     --
                                                           --------        -----------

BALANCE, September 30, 2002 (unaudited)                    $(50,000)       $(1,103,342)
                                                           ========        ===========

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             RAINWIRE PARTNERS, INC.

                    NOTES TO FINANCIAL STATEMENTS (unaudited)

Note 1.  Basis of Presentation

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2002 and the consolidated results of its operations and cash flows for the nine months ended September 30, 2002 and 2001. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

         These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2001.


Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

                  This 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that certain statements in this 10-QSB are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors. Such uncertainties and risks include, among others, certain risks associated with government regulation, and general economic and business conditions. Actual events, circumstances, effects and results may be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. Consequently, the forward-looking statements contained herein should not be regarded as representations by the Company or any other person that the projected outcomes can or will be achieved.

                  The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Form 10-QSB.

         A.       Results of Operations.

                  Third quarter of 2002 compared to third quarter of 2001.

                  There were no earned revenues in either quarter as the Company had discontinued all operations since January 1, 2000. The minor amount of expenses incurred in the current quarter were charged to the accrued estimated losses already provided as of December 31, 2000 for such anticipated amounts. These expense items were paid from advances received from Oasis Group, Inc. ("Oasis"). The Company had previously entered into a Share Exchange Agreement with Oasis, which was terminated on September 25, 2002. There was no cash activity for the comparable quarter in 2001.

                  Nine months of 2002 compared to the same period a year ago.

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

         B.       Financial Condition.

                  The Company is solely dependent on advances from related parties to continue in existence as the Company is in a negative financial position, has discontinued its operations as of December 31, 2000 and has substantial past due obligations and commitments. Its audited financial statements disclose a "going concern" paragraph in its most recent audited financial statements and nothing has changed that circumstance to date. The Company has no employees or facilities.

         C.       Plan of Operations.

                  For the near term, the Company is financially dependent on its shareholders, related parties and /or management, who have financed its existence to date. As a result of the termination of the Share Exchange Agreement with Oasis, the Company is currently seeking a suitable acquisition or merger candidate but has had no discussions with any potential candidate since the termination of the Share Exchange Agreement.

Item 3.           Controls and Procedures

                  (a) Evaluation of disclosure controls and procedures. Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that the Company has designed to ensure that it records, processes, summarizes and reports in a timely manner the information the Company must disclose in its reports filed under the Securities Exchange Act. Lyne Marchessault, President and Peggy A. Evans, Chief Financial Officer, reviewed and participated in this evaluation. Base on this evaluation, Ms. Marchessault and Ms. Evans concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

                  (b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies an material weakness.

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings

         No material change.

Item 2.           Changes in Securities and Use of Proceeds

         None

Item 3.           Defaults Upon Senior Securities

                  Under the terms of our Series D Preferred Stock, if the Company shall fail to pay a dividend to the holders of the Series D for two consecutive quarters, the Series D shall be convertible into fifty million (50,000,000) shares of the common stock of the Company so long as such dividends remain unpaid. As of the date of the filing of this Quarterly Report, the Company has failed to pay a dividend for two consecutive quarters and the conversion feature has been triggered, although the holder has not converted the preferred stock. As of the date of the filing of this Quarterly Report, the Company does not have a sufficient number of authorized but unissued shares available to effect such a conversion; however, after the Company files its Amendment to its Certificate of Incorporation (as discussed in Item 4), the Company will have a sufficient number of shares to effect the conversion if the holder so elects.

Item 4.           Submission of Matters to a Vote of Security Holders

         On October 10, 2002, Rainwire's Board of Directors unanimously approved an Amendment to Rainwire's Certificate of Incorporation that increases the number of authorized shares from 20,000,000 to 300,000,000 shares of common stock, par value $.001, and increases the number of authorized shares from 2,500,000 to 30,000,000 shares of preferred stock, par value $.001. The amendment was approved by a majority of Rainwire's stockholders by written consent on October 18, 2002.

         On October 11, 2002, Rainwire filed a Preliminary Information Statement on Schedule 14C in connection with the proposed amendment to its Certificate of Incorporation. Rainwire filed the Definitive Information Statement on Schedule 14C on November 12, 2002. The amendment will become effective upon the expiration of certain waiting periods mandated by Regulation 14A and 14C of the Securities Exchange Act of 1934, as amended, and upon the filing of the Certificate of Amendment with the Secretary of State of the State of Delaware, which is expected to occur on or about December 5, 2002.

Item 5.           Other Information

         On September 25, 2002, the Company terminated the Amended and Restated Plan and Agreement to Exchange Stock with Oasis Group, Inc. ("Oasis") dated as of December 19, 2001 (the "Share Exchange Agreement"), whereby Oasis would have become a wholly owned subsidiary. In addition, on September 25, 2002, the Company withdrew its Registration Statement on Form S-4 in connection with the Share Exchange (the "Registration Statement").

Item 6.           Exhibits and Reports on Form 8-K.

Form 8-K

         On September 30, 2002, the Company filed a Current Report on From 8-K reporting the termination of the Share Exchange Agreement and the withdrawal of the Registration Statement.

Exhibits

         99.1 Certification by Lyne Marchessault, President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification by Peggy A. Evans, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2002.

                            Rainwire Partners, Inc.,
                             a Delaware corporation



                                        By: /s/ Lyne Marchessault
                                           ----------------------------------
                                        Name: Lyne Marchessault
                                        Title: President



                                        By: /s/ Peggy Evans
                                           ----------------------------------
                                        Name:  Peggy Evans
                                        Title: Chief Financial and Accounting
                                               Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report on Form 10-QSB of Rainwire Partners, Inc. for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Lyne Marchessault, President of registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

         (1) I have reviewed this quarterly report on Form 10-QSB of Rainwire Partners, Inc.;

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in al material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report; and

         (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  November 14, 2002               By: /s/ Lyne Marchessault
                                            ---------------------
                                            Lyne Marchessault
                                            President

This certification accompanies this Quarterly Report on Form 10-QSB pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report on Form 10-QSB of Rainwire Partners, Inc., for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Peggy A. Evans, Chief Financial Officer of registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

         (1) I have reviewed this quarterly report on Form 10-QSB of Rainwire Partners, Inc.;

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in al material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report; and

         (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  November 14, 2002               By: /s/ Peggy A. Evans
                                            -----------------------
                                            Peggy A. Evans
                                            Chief Financial Officer

         This certification accompanies this Quarterly Report on Form 10-QSB pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.