Form 10KSB
period 2002-12-31
RAINWIRE PARTNERS INC /DE/
filed 2003-05-20
CIK 917253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2002
Commission file number: 0-23892

RAINWIRE PARTNERS, INC.

(Exact Name of Registrant as specified in its Charter)

DELAWARE	57-0941152

(State of Incorporation)	(I.R.S. Employer Identification Number)

3480 Preston Ridge Road, Suite 500
Alpharetta, Georgia 30005
(Address of principal executive offices of Incorporation or organization and zip code)

Issuer’s telephone number: (770) 343-8196
(Registrants telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.001 par value	OTC Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.     Yes   ☒    No   ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     Yes   ☐    No   ☒

At December 31, 2002, 22,109,885 shares of the Registrant’s Common Stock were issued outstanding and the estimated aggregate market value of the Registrant’s outstanding common stock held by non-affiliates of the Registrant was approximately $73,784.

PART I
Item 1. Description of Business
Item 2. Description of Property
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Securities Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Management’s Discussion and Analysis or Plan of Operation
Item 7. Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits and Reports on Form 8-K
Item 14. Controls and Procedures

PART I

Item 1. Description of Business.

A. Business Development

The Company was incorporated on May 10, 1991 in Delaware for the purpose of consolidating the operations of Azimuth, Inc. (a fully accredited AIHA Industrial Hygiene Laboratory for testing asbestos, metals and organic vapors) and certain of its ormer environmental products businesses and acquiring the assets of four general partnerships which were then leasing real estate and laboratory and other equipment to Azimuth and the products businesses. The Company formerly had three operating subsidiaries: Trico Environmetrics, Inc. (“Trico”), Envirometrics Products Company (“EPC”) and Azimuth, Inc.

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

B. Business of Issuer

Upon completion of the Share Exchange with The Catapult Group, Inc., Rainwire’s business became that of an Internet integration firm offering intelligent end-to-end e-business solutions to large and middle-market organizations. Rainwire’s e-business operations were unsuccessful, and as a result of the incurring of significant losses, Rainwire adopted a plan to discontinue the operations of the Company and to liquidate its assets as of December 31, 2000. Additionally, as of that date, Rainwire began to explore alternative plans for growth, which included the identification of companies in markets that had greater growth potential than the market for e-business solutions

After exploring a number of options for acquisition or merger, on August 29, 2001, Rainwire entered into a Share Exchange Agreement with Oasis Group, Inc. (“Oasis”), which was amended on December 19, 2001. On September 25, 2002, the Company terminated the Amended and Restated Plan and Agreement to Exchange Stock with Oasis, whereby Oasis would have become a wholly owned subsidiary. In addition, on September 25, 2002, the Company withdrew its Registration Statement on Form S-4 in connection with the Share Exchange (the “Registration Statement”).

D. Employees

Presently, the Company has no full-time employees other than executive officers.

Item 2. Description of Property.

The Company presently has no office facilities but for the time being will use as its business address the office of Signature Horizons Group, Inc., on a rent free basis, until such time as our business operations may require more extensive facilities and we have the financial ability to rent commercial office space. There is presently no formal agreement for the use of theses facilities, and we can make no assurance that these facilities will be available to us on this basis for any specific length of time.

Item 3. Legal Proceedings

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

On or about September 27, 2001, we filed a complaint in Rainwire Partners, Inc. v. Risk Technologies and Richard Bennett (Case No. 01-CP-10-3749) in the Common Pleas Court of Charleston County. The suit seeks collection of sums owed Rainwire pursuant to a Promissory Note in the amount of Twenty Thousand Three Hundred Seventy-Five and 84/100 ($20,375.84) Dollars plus interest. Defendants filed a counterclaim, asserting an assignment valued at Twenty-One Thousand Three Hundred and 00/100 ($21,300.00) Dollars from Shakespeare Partners, L.P. for shares of stock and monies due Shakespeare. The parties have reached a settlement in principle and are preparing the appropriate agreements.

On or about October 2, 2001, a complaint was filed in Courtyards on King, LLC v. Rainwire (Case No. 01-CP-10-3826) in the Common Pleas Court of Charleston County for violation of a lease seeking an unspecified sum. Rainwire filed a Counterclaim for damages against both Courtyards and Christopher Price, its agent, for Conversion of Properties belonging to Rainwire Partners, Inc.

On or about March 4, 2003, a complaint was filed in Cynthia Demonte d/b/a Demonte Associates v. Signature Horizons, Inc. and Rainwire Partners, Inc (Case No. 103790/03) in the Supreme Court of the State of New York County of New York. The suit alleges a breach of contract by defendants for services rendered in the amount of $15,000. Rainwire was not a party to the contact in dispute and believes that it has meritorious legal and factual arguments in this matter.

Item 4. Submission of Matters to a Vote of Securities Holders

On October 10, 2002, Rainwire’s Board of Directors unanimously approved an Amendment to Rainwire’s Certificate of Incorporation that increased the number of authorized shares from 20,000,000 to 300,000,000 shares of common stock, par value $.001, and increased the number of authorized shares from 2,500,000 to 30,000,000 shares of preferred stock, par value $.001. The amendment was approved by a majority of Rainwire’s stockholders by written consent on October 18, 2002.

On October 11, 2002, Rainwire filed a Preliminary Information Statement on Schedule 14C in connection with the proposed amendment to its Certificate of Incorporation. Rainwire filed the Definitive Information Statement on Schedule 14C on November 12, 2002. Rainwire filed the Certificate of Amendment with the Secretary of State of the State of Delaware on December 6, 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

A. Market information

On April 14, 2001, our common stock was delisted from the OTC Bulletin Board and until January, 2002, the our common stock was traded on the “pink sheets.” Beginning on January 21, 2002, the Registrant’s common stock was listed on the OTC Bulletin Board under the symbol “RNWR”. On April 28, 2003, the last sale price of a share of the Company’s common stock on the OTC Bulletin Board was $0.01.

The following table sets forth the high and low bid prices for the Common Stock as reported in the trading media and for the periods reflected above for each fiscal quarter commencing January, 2001 through March, 2003. The quotations listed below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and do not necessarily represent actual transactions.

	2001

	High	Low

First Quarter	$0.22	$0.08
Second Quarter	0.15	0.01
Third Quarter	0.16	0.05
Fourth Quarter	0.08	0.05

	2002

	High	Low

First Quarter	$0.08	$0.04
Second Quarter	0.19	0.02
Third Quarter	0.15	0.06
Fourth Quarter	0.07	0.01

	2003

	High	Low

First Quarter	$0.01	$0.01

B. Holders

On December 31, 2002 there were approximately 104 shareholders of record the Company’s common stock, based on information provided by the Company’s transfer agent. This number may not include individuals whose shares are held in “street names.”

C. Dividends

The Company has never paid dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. For the foreseeable future any future earnings or funds otherwise available, if any, for the payment of dividends will be used to pay dividends on the outstanding Preferred Stock or for reinvestment in the Company’s business. Any future determination to pay cash dividends on the Common Stock will be at the discretion of the Board of Directors and will reflect such other factors (including contractual requirements) as the Board of Directors deem relevant

As of December 31, 2002, there were 24,959 shares of Series C preferred stock issued and outstanding, and 500,000 shares of Series D preferred Stock issued and outstanding.

D. Recent Sales of Unregistered Securities.

On December 31, 2002, the Company issued 10,000,000 shares of its common stock to Lyne Marchessault for compensation. The compensation was valued at $100,000 or $0.01 per share. These shares were sold pursuant to Section 4(2) of the Securities Act and have been marked “restricted.”

On December 31, 2002, the Company issued 1,250,000 shares of its common stock to each of Peggy Evans and Michael McLaughlin for compensation. The compensation for each was valued at $12,500 or $0.01 per share. These shares were sold pursuant to Section 4(2) of the Securities Act and have been marked “restricted.”

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

Item 6. Management’s Discussion and Analysis or Plan of Operation

This 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that certain statements in this 10-KSB are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors. Such uncertainties and risks include, among others, certain risks associated with the closing of the Oasis transaction described herein, government regulation, and general economic and business conditions. Actual events, circumstances, effects and results may be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. Consequently, the forward-looking statements contained herein should not be regarded as representations by the Company or any other person that the projected outcomes can or will be achieved.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Form 10-KSB.

A. Financial Condition

The Company is solely dependent on advances from related parties to continue in existence as the Company is in a negative financial position, has discontinued its operations as of December 31, 2000 and has substantial past due obligations and commitments. Its audited financial statements disclose a “going concern” paragraph in its most recent audited financial statements and nothing has changed that circumstance to date. The Company has no employees or facilities.

B. Plan of Operations.

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

Item 7. Financial Statements

See “Financial Statements and Notes to Financial Statements” set forth on pages F-1 through F-11 of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth all the directors, executive officers and significant employees of the Company as of December 31, 2002. On September 27, 2002 John Hill resigned as a director of the Company.

NAME	AGE	POSITION

Lyne Marchessault	43	President, Secretary and Director
Michael McLaughlin	58	Assistant Secretary and Director
Peggy A. Evans	55	Chief Financial Officer and Director

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

Peggy Evans, Chief Financial Officer. Ms. Evans was appointed as our Chief Financial Officer in August, 2001 and elected to our Board of Directors in October 2002 to replace John Hill. Ms. Evans is also the Chief Executive Officer and Chief Operating Officer of Signature Horizons Group, Inc. Prior to that time, Ms. Evans served as the President of Yakley Management, Inc. and the Chief Operating Officer of Eston Hospitality, LLC. Ms. Evans holds a B.S. degree in business from Pepperdine University.

Directors hold office until the next annual meeting of shareholders. Officers are elected by the Board of Directors following the Annual meeting of stockholders. There are no family relationships between any director, executive officer, or person nominated to become a director or executive officer.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The members of Rainwire’s Board of Directors, the executive officers of Rainwire and persons who hold more than 10% of Rainwire’s outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of the Company’s Common Stock and their transactions in such Common Stock. Based upon (1) the copies of Section 16(a) reports that Rainwire received from such persons for transactions in the Common Stock and their Common Stock holdings from December 31, 2001 through December 31, 2002, and (2) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for such period, Rainwire believes that all reporting requirements under Section 16(a) for such period were met in a timely manner by its executive officers, Board members and greater than ten-percent stockholders, except as described herein.

Mr. McLaughlin, Ms. Evans and Ms. Marchessault inadvertently failed to timely file a Form 4 with the Commission to report their receipt of stock as compensation in December 2002. The Company has taken steps to ensure that its officers and directors are aware of the requirements for the filing of these reports and intends to improve its assistance in the preparation of these reports in the future.

Item 10. Executive Compensation

The compensation paid in 2000, 2001 and 2002 to the President of the Company is set forth in the table below. No executive officers or any officer of a subsidiary had total compensation that exceeded $100,000.

SUMMARY COMPENSATION TABLE

	ANNUAL					LONG TERM

						Securities
Name and Principal				Other Annual	Restricted Stock	Underlying		All other
Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Award(s)	Options/SARs	LTIP Pay-outs (s)	Compensation ($)

Lyne Marchessault, President (1)	2000	none	none	none	none	none	none	none
	2001	$215,000						$16,000 stock payment
	2002							$100,000 (2)

(1)	Ms. Marchessault was appointed President on November 12, 2001.
(2)	Represents $67,000 paid in common stock of the Company and the Company’s agreement to pay $33,000 of federal income tax for Ms. Marchessault.

There were no options granted to the Executive Officers of the Company and its subsidiaries during the year ending December 31, 2002. The Company has no stock appreciation rights (“SARs”) outstanding.

Employment Agreements

None.

Item 11. Security Ownership of Certain Beneficial Owners and Management

A. Security Ownership

The following table sets forth information regarding ownership of the Registrant’s common stock by all persons who are known by the Registrant to own more than 5% of the total outstanding shares, by all officers and directors of the Company, and by all officers and directors as a group as of April 30, 2003. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within sixty (60) days of the date of this Annual Report are deemed outstanding. These shares, however are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each shareholder named in the table has sole voting and investment power with the shares set forth opposite such shareholder’s name. Except as otherwise indicated in the table, the address of the stockholders listed below is that of the Company’s principal executive office. Directors not included in the table below do not hold Company securities.

Shares Beneficially Owned
as of April 30, 2003

	Name and Address of
Title of Class	Beneficial Owner	Amount	Percent of Class (1)

Common	Lyne Marchessault (2)	22,231,461	69.2%
Common	Osprey Investments, LLC	12,231,461	38.1%
Common	Peggy A. Evans	1,250,000	3.9%
Common	Michael McLaughlin	1,250,000	3.9%
Common	Directors and Executive Officers as a group (3 persons)	24,731,461	77.0%

(1)	Based on 32,109,885 shares.

(2)	Includes 12,231,461 shares owned by Osprey Investments, LLC of which Ms. Marchessault is the sole member.

C. Stock Options

As of December 31, 2002, there were no options granted under the Company’s stock option plan.

The following table presents the summary information relative to the Company’s equity compensation plan.

Equity Compensation Plan Information

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights (a)	and rights	(a))

Equity compensation plans approved by security holders			1,050,000
Equity compensation plans not approved by security holders
Total			1,050,000

Item 12. Certain Relationships and Related Transactions

Signature Horizons, Inc, (“Signature”), formerly Oasis Group, Inc., provided approximately $150,000 of advances to the Company as of December 31, 2002, of which $35,000 was advanced during the year 2002. In addition Signature contributed capital of $312,200 for the two years ended December 31, 2002 of which $272,200 was for 2002. Included in the total for 2002 was approximately $250,000 of costs incurred by Signature for legal, audit and accounting principally in connection with the filing of a Registration Statement on Form S-4 with the Securities and Exchange Commission regarding a share exchange with Signature, which was withdrawn during the year due to the inability of the Company and Signature to provide all of the information required in the filing, as well as the time and capital necessary to complete it. The remainder of contributed capital for both years consisted of office overhead and other management services at fair value. Peggy A. Evans, our Chief Financial Officer and a director, is also Chief Executive Officer, Chief Operating Officer and a director of Signature. Ms. Evans was formerly the Chief Financial Officer of Signature.

The Company presently has no office facilities but for the time being will use as its business address the office of Signature, on a rent free basis, until such time as our business operations may require more extensive facilities and we have the financial ability to rent commercial office space. There is presently no formal agreement for the use of theses facilities, and we can make no assurance that these facilities will be available to us on this basis for any specific length of time.

Item 13. Exhibits and Reports on Form 8-K.

A. Exhibits

2.1	Plan and Agreement to Exchange Stock by and among The Catapult Group, Inc., the Catapult Shareholders and Envirometrics, Inc. dated February 16, 2000 (1)
3.1	Amended and Restated Certificate of Incorporation (2)
3.2	Amended and Restated Bylaws (2)
3.3	Certificate of Designation of Series A, B, and C Preferred Stock (2)
3.4	Certificate of Designation of Series D Convertible Preferred Stock (3)
3.5	Amendment to Certificate of Incorporation (5)

3.6	Amendment to Certificate of Incorporation (6)
4.1	Rainwire Partners, Inc. 2000 Stock Option Plan (3)
16.1	Letter on change in certifying accountant (3)
21.1	Subsidiaries of Rainwire
23.1	Consent of Braverman & Company, P.C.

(1)	Incorporated by reference, filed as Annex A to the Definitive Proxy Statement on Schedule 14A, filed on May 18, 2000 (SEC File No. 000-23892).

(2)	Incorporated by reference, filed as an Exhibit to report on Form 10-KSB for 1998, filed on January 28, 2000 (SEC File No. 0-23892).

(3)	Incorporated by reference, filed as an Exhibit to report on form 10-KSB for 2000, filed on October 30, 2001 (SEC File No. 000-23892).

(4)	Incorporated by reference, filed as Annex A to Rainwire’s Registration Statement on Form S-4, filed on January 14, 2002 (SEC File No. 333-76684).

(5)	Incorporated by reference, filed as an Exhibit to the report on Form 8-K, filed on August 4, 2000 (SEC File No. 002-23892).

(6)	Incorporated by reference, filed as Exhibit A to the Definitive Information Statement on Schedule 14C, filed on November 12, 2002 (SEC File No. 000-23892).

B. Reports on Form 8-K

No reports were filed on Form 8-K for the quarter ending December 31, 2002.

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within ninety (90) days prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the President and CFO, concluded that the Company’s disclosure controls and procedures were effective in bringing to their attention material information relating to the Company required to be included in the Company’s periodic SEC filings.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the most recent evaluation conducted by the President and CFO.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
Rainwire Partners, Inc.
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheet of Rainwire Partners, Inc. ( a Delaware corporation in the development stage) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period then ended and the accumulated amounts during the development stage for the same period. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rainwire Partners, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the each of the two years in the period then ended and the accumulated amounts for the same period in conformity with auditing standards generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered substantial recurring losses and has a deficit working capital and equity as of December 31, 2002. It has also discontinued its entire business operations and is dependent upon its shareholders and an affiliate for all cash flow requirements. The Company needs the ability to develop additional sources of capital, and/or achieve profitable operations through a merger or acquisition. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Braverman & Company, P.C.
Prescott, Arizona
April 3, 2003

RAINWIRE PARTNERS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
December 31, 2002

ASSETS OF DISCONTINUED BUSINESS
CURRENT ASSETS	$—

TOTAL CURRENT ASSETS	—

$—

LIABILITIES OF DISCONTINUED BUSINESS
CURRENT LIABILITIES
Related party loans	$150,355
Accounts payable	717,294
Accrued business disposal costs and expenses	46,987
Other accrued liabilities	63,943

TOTAL CURRENT LIABILITIES	978,579

REDEEMABLE PREFERRED STOCK
Par value $.01; authorized 30,000,000 shares
Series C, 24,959 shares outstanding	52,911
Series D, 500,000 shares outstanding	50,000

102,911

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value; authorized, 300,000,000 shares
32,109,885 shares issued and 22,109,885 outstanding	32,110
Paid-in capital	1,773,772
Accumulated (deficit)	(2,837,372)
Treasury Stock, 10,000,000 shares	(50,000)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,081,490)

$—

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RAINWIRE PARTNERS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

			Inception
			of Development
			Stage
			(January 1,2001)
			to
			December 31,
	2002	2001	2002

REVENUES	$—	$—	$—
OPERATING EXPENSES	—	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	—	—	—
DISCONTINUED OPERATIONS
Loss from operations of discontinued business	345,445	—	345,445
Provision for loss on disposal of the business		—

NET LOSS	$(345,445)	$—	$(345,445)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,651,552	10,218,219

BASIC AND DILUTED LOSS PER COMMON SHARE
Income (Loss) from operations	$—	$—
Loss from discontinued operations	(0.03)	—

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$—

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RAINWIRE PARTNERS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IS SHAREHOLDERS’ EQUITY

	COMMON STOCK
			PAID-IN	ACCUMULATED	TREASURY
	SHARES	AMOUNT	CAPITAL	(DEFICIT)	STOCK	TOTAL

Balance, December 31, 2000	7,609,886	$7,610	$1,321,472	$(2,491,927)	$—	$(1,162,845)
Shares issued for legal services at $.025 per share on August 29, 2001	100,000	100	2,400			2,500
Shares sold at $.05 per share on September 30, 2001	200,000	200	9,800			10,000
Shares issued to retire debt on August 29, 2001 at $.005 per share	12,000,000	12,000	48,000			60,000
Management services contributed to capital			40,000			40,000
Purchase of 10 million shares as treasury stock for issuance of 500,000 shares of Series D convertible debentures, October 15, 2001					(50,000)	(50,000)
Net income (loss) for the year				—		—

Balance, December 31, 2001	19,909,886	19,910	1,421,672	(2,491,927)	(50,000)	(1,100,345)
Correction of share issuances, prior year	(300,001)	(300)	300			—
Shares issued for compensation December 31:
at $.00671 per share	10,000,000	10,000	57,100			67,100
at $.01 per share	2,500,000	2,500	22,500			25,000
Contributed capital			272,200			272,200
Net (loss) for the year				(345,445)		(345,445)

Balance, December 31, 2002	32,109,885	$32,110	$1,773,772	$(2,837,372)	$(50,000)	$(1,081,490)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RAINWIRE PARTNERS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
			of Development
			Stage
			(January 1,2001)
			to
			December 31,
	2002	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Discontinued Operations:
Adjustments to reconcile net loss to net cash flows used by discontinued activities Loss from operations of discontinued business	$(345,445)	$—	$(345,445)
Stock issued for services	92,100	2,500	94,600
Capital contributed for services	272,200	40,000	312,200
Changes in assets and liabilities			—
Accounts receivable		21,962	21,962
Other current assets		12,700	12,700
Accounts payable	(95,873)	343,650	247,777
Accrued liabilities	40,800		40,800
Provision for loss on disposal of the business		(553,247)	(553,247)

Net cash flows used by discontinued activities	(36,218)	(132,435)	(168,653)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in other assets		6,255	6,255

Net cash flows from investing activities		6,255	6,255

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loans	35,430	114,925	150,355
Proceeds from issuance of common stock		10,000	10,000

Net cash flows from financing activities	35,430	124,925	160,355

NET CHANGE IN CASH FLOW FOR THE YEAR	(788)	(1,255)	(2,043)
CASH, BEGINNING OF PERIOD	788	2,043	2,043

CASH, END OF PERIOD	$0	$788	$0

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Related party loan paid by issuance of 12,000,000 shares of the Company’s common stock		$60,000	$60,000

Reedemable Preferred Stock issued in exchange for 10,000,000 shares of common stock of the Company		$50,000	$50,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RAINWIRE PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

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

During 2001 and 2002 the Company stayed in the discontinued operational mode, and its efforts were largely devoted to maintenance of existing obligations, filing of periodic and annual reports with the Securities and Exchange Commission, and pursing various financial opportunities including the filing of a Form S-4 in early 2002, in connection with a share exchange transaction with Signature Horizons, Inc. (formerly Oasis Group, Inc.) which was subsequently withdrawn by the Company. The fiscal year end of the Company is December 31.

Principles of Consolidation

The Company’s consolidated financial statements as of December 31, 2002 and 2001 include the financial statements of the Company and subsidiaries for all periods presented. All significant intercompany accounts and transactions have been eliminated.

Financial Statement Presentation

The historical cost basis of all assets and liabilities of RPIG and its former and present consolidated operating results have been presented from July 21, 1999 (date of inception) to December 31, 2002. For accounting purposes, the acquisition has been treated as a recapitalization of RPIG. RPIG is considered the accounting acquirer, because it became the owner of 90% of the total shares outstanding of the common stock of RPID, on a fully diluted basis. The consolidated statements of operations included herein are those of RPIG and its subsidiary i20, Inc. The former operating results of EVRM have been eliminated. The consolidated balance sheet presented herein includes all assets and liabilities of EVRM as of the date of recapitalization at fair value, as well as RPIG and its subsidiary, i20, Inc. at historical cost.

RAINWIRE PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, disclosures about fair value of financial instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Company’s financial instruments, which include accounts payable and accruals, approximate fair values due to the short-term maturities of such instruments.

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

The net operating loss carry-forwards for the Company on a consolidated basis approximate $5,000,000 as of December 31, 2001 and will expire at various dates through year 2020, if unutilized. Due to a more than 50% change in ownership of the Company’s outstanding common stock for the latest testing period ended July 26, 2000, a Code Section 382 limitation on use of the loss carry-forwards became substantially limited to $250,000 annually.

RAINWIRE PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (continued)

The deferred tax benefit of the consolidated losses of $5,000,000 is approximately $1,750,000, however that amount was offset completely by a valuation allowance of equal amount, since management cannot determine, at the present time, that it is more likely than not that such benefit will be utilized in future periods.

For the year 2002, approximately $272,000 of the total consolidated loss of $345,000 is not tax deductible as it relates to contributed capital. The difference of approximately $73,000 results in a potential tax benefit of approximately $25,000 which is not currently realizable, in the opinion of management, therefore, a valuation allowance of $25,000 has been established.

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No.128) “Earnings Per Share”. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.

Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue in existence is dependent upon its ability to develop additional sources of capital, and/or achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s present plan is to acquire a profitable company having the ability to generate additional cash flows from either the sale of securities or through operations to sustain the Company’s future existence.

NOTE 2 — REDEEMABLE PREFERRED STOCK

As of December 31, 2002, there were 24,959 Series C preferred shares outstanding valued at $52,911, including accretion. Approximately 2/3rd of the Series C preferred shares which were issued in 1998, were converted to common stock and the balance were put to the Company for redemption by the holder thereof, however, no redemption was made resulting in a judgment against the Company as more fully explained in legal actions below.

On October 15, 2001, a shareholder who had earlier during the year converted its unsecured loan to the Company of $60,000 for 12,000,000 shares of common stock, exchanged 10,000,000 of the shares received for 500,000 Series D preferred shares valued at $50,000 . All preferred shares have cumulative dividends, none of which were declared by the Board of Directors as of December 31, 2002. Preferred stock is convertible into common stock at the rate of 20 shares of common stock for 1 share of preferred stock. Series D preferred shares are convertible at the rate

RAINWIRE PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — REDEEMABLE PREFERRED STOCK (continued)

of 100 shares of common stock for 1 share of preferred stock if no dividends have been paid for two consecutive quarters. As of December 31, 2002 accumulated unpaid dividends on Series D convertible preferred stock were $60,000.

The 10,000,000 shares the Company received in exchange for the issuance of the redeemable preferred stock in 2001 are held as treasury shares at a total cost of $50,000.

NOTE 3 — COMMITMENTS AND CONTINGENCIES

On December 31, 2002, the Board of Directors approved compensation for the CEO of the Company for $100,000, and two Board members for $12,500 each, and the issuance of 12,500,000 shares of common stock as payment thereof, which was given effect to as of December 31, 2002, including the recording of applicable withheld payroll taxes of the employee, and employer payroll taxes totaling approximately $41,000, that have been included in other accrued liabilities on the accompanying consolidated balance sheet .

Legal Actions

The Company is involved with several legal actions, principally as defendant. These actions involve outstanding liabilities of the Company including those of subsidiaries. All known outstanding liabilities, including anticipated legal fees and costs have been recorded in the accompanying financial statements. There has been little progress during 2002 on the settlement of any of these actions. Following are two such actions.

Azimuth Laboratory, Inc., a subsidiary of EVRM, generated hazardous waste during the time of its operations which ceased in April 2000. According to a former landlord, Azimuth was responsible for a hazardous waste cleanup on the leased premises, and he is seeking recovery of approximately $130,000, including the cleanup and remaining payments due under the terms of the lease agreement, which expired in December 2001. A motion for summary judgment was filed by the plaintiff, and the parties are in settlement negotiations. Only the remaining unpaid rentals under the lease obligation have been recorded as of December 31, 2002, of approximately $66,000.

A judgment against the Company was obtained by the holder of the remaining Series C redeemable preferred stock for $21,666 relating to the failure by the Company to redeem 8,333 of those shares and to pay dividends when due. The majority of that amount was recorded as of December 31, 2002.

RAINWIRE PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – COMMITMENTS AND CONTINGENCIES (continued)

Disposition of Corporate Property

Approximately 20 employees of the Company were still employed when the decision was made to discontinue the operations of the Company on December 31, 2000. Substantially all employees either resigned or terminated by February 28, 2001. No payroll tax reports have been filed with taxing authorities for any wages paid since 2000, although related payroll taxes were paid for salaries and wages recorded by the Company in 2000. It is probable that all compensation has not been reported for equipment, vehicles and other corporate property obtained by employees when the company ceased its operations in 2001, Accordingly, the Company and/or its employees may have some liability for payroll and/or or sales taxes in connection with this matter. No liability has been provided for this contingency as the actions by the employees were not approved in all cases by management, and management believes that any liability arising from this matter will not be material to the Company.

SBA Loan

Azimuth Laboratories ,Inc. sold certain assets to a party in April 2000 who assumed the remaining balance of an underlying loan from the Small Business Administration. However, the Company’s subsidiary was not relieved of liability on the obligation, and remains contingently liable for the balance of less than $50,000 as of December 31, 2002. The notes are due in monthly instalments of $1,408 with 4% interest, and mature in July 2005.

The subsidiary was owed approximately $30,000 by the purchaser, however, that obligation has not been paid to the Company, it is unrecorded due to its contingent payment, and some or all of that amount is being held in escrow pending either the payoff of the SBA loan, or when the purchaser is successful in becoming the only principal on the note. The outstanding balance of the SBA loan less the amount owed the Company at December 31, 2002 approximates less than $30,000, which is included in accrued liabilities as of December 31, 2002.

NOTE 4 — OPERATING LEASES

Included in the accrual for estimated loss on disposal of the business are future rentals on lease obligations totaling approximately $300,000, of which $ 228,734 relates to the balance owing on a 5 year lease expiring in 2005, which had annual lease payments of approximately $50,000 per year. The Company is seeking to mitigate the outstanding lease liability as the landlord had seized and or sold some of the equipment in partial satisfaction of the past due lease rentals. No action has been taken to date on this matter.

NOTE 5 – DISCONTINUED OPERATIONS

On December 31, 2000, management adopted a plan to discontinue the operations of the Company and to liquidate its assets. Accordingly, the accompanying financial statements subsequent to 2000 have given effect to this date as the measurement date, since a loss was

RAINWIRE PARTNERS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sustained for both discontinued operations and disposal of the business. A disposal loss was provided for all estimated costs and expenses to be incurred during the post phase-out period. Subsequently, very few liabilities have been extinguished and no material change has occurred in the original estimate of the disposal loss.

NOTE 6 – RELATED PARTY TRANSACTIONS

Contributed Capital

Signature Horizons Inc, (SHI), provided approximately $150,000 of advances to the Company as of December 31, 2002, of which $35,000 was advanced during the year 2002. In addition SHI contributed capital of $312,200 for the two years ended December 31, 2002 of which $272,200 was for 2002. Included in the total for 2002 was approximately $250,000 of costs incurred by SHI for legal, audit and accounting principally in connection with the filing of a Registration Statement on Form S-4 with the Securities and Exchange Commission (SEC) regarding a share exchange with SHI, which was withdrawn during the year due to the inability of the Company and SHI to provide all of the information required in the filing, as well as the time and capital necessary to complete it. The remainder of contributed capital for both years consisted of office overhead and other management services at fair value.

Common Stock Issuances

Compensation was recorded during 2002 for services rendered by the Board of Directors of the Company valued at $25,000 for which 2,500,000 restricted common shares were issued at a value of $.01 per share. In addition, the CEO of the Company was given 10,000,000 shares valued at $.00671 per share or $67,100 plus the related payroll taxes of $32,900 which was accrued as of December 31, 2002, for total compensation of $100,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, Georgia.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated May 14, 2003

	By	/s/ Lyne Marchessault Lyne Marchessault, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated May 14, 2003

	By	/s/ Lyne Marchessault Lyne Marchessault, President and Director

	By:	/s/ Peggy A. Evans Peggy A. Evans, Chief Financial Officer and Director

	By:	/s/ Michael McLaughlin Michael McLaughlin, Director

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-KSB of Rainwire Partners, Inc. for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Lyne Marchessault, President of registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

(1)     I have reviewed this annual report on Form 10-KSB of Rainwire Partners, Inc.;

(2)     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

(3)     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report; and

(4)     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

(6)     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated May 14, 2003

	By	/s/ Lyne Marchessault Lyne Marchessault, President

This certification accompanies this Annual Report on Form 10-KSB pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-KSB of Rainwire Partners, Inc. for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Peggy A. Evans, Chief Financial Officer of registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

(1)     I have reviewed this annual report on Form 10-KSB of Rainwire Partners, Inc.;

(2)     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

(3)     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report; and

(4)     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

(6)     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated May 14, 2003

	By	/s/ Peggy A. Evans Peggy A. Evans, Chief Financial Officer