Form 10QSB
period 2003-03-31
RAINWIRE PARTNERS INC /DE/
filed 2003-07-01
CIK 917253

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20459

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:     March 31, 2003

Commission File Number:    0-23892

Rainwire Partners, Inc. (Exact Name of Registrant as specified in its charter

Delaware	57-0941152

(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

3480 Preston Ridge Road, Suite 500 Alpharetta, GA	30005

Address of Principal executive offices of Incorporation or organization	Zip Code

770-343-8196 Registrants telephone number, including area code

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

YES [X]          NO [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as to the latest practical date.

CLASS	No. of shares Outstanding on June 30, 2003

Common Stock	22,109,885
Par Value $.001 Per share

RAINWIRE PARTNERS, INC.

PART II		OTHER INFORMATION	Page
	Item 1.	Legal Proceedings	7
	Item 2.	Changes in Securities and Use of Proceeds	7
	Item 3.	Defaults Upon Senior Securities	7
	Item 4.	Submission of Matters to a Vote of Security Holders	7
	Item 5.	Other Information	7
	Item 6.	Exhibits and Reports on Form 8-K	7

RAINWIRE PARTNERS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(unaudited)
ASSETS OF DISCONTINUED BUSINESS

CURRENT ASSETS
Cash	$—

TOTAL CURRENT ASSETS	$—	$—

LIABILITIES OF DISCONTINUED BUSINESS

CURRENT LIABILITIES
Related Party loans	$150,355	$150,355
Accounts payable	717,294	717,294
Accrued business disposal costs and expenses	46,987	46,987
Other accrued liabilities	63,943	63,943

TOTAL CURRENT LIABILITIES	978,579	978,579

REDEEMABLE PREFERRED STOCK
Par value $.001; authorized 2,500,000 shares
Series C, 24,959 shares outstanding	52,911	52,911
Series D, 500,000 shares outstanding	50,000	50,000

	102,911	102,911

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, $.001 par value; authorized, 300,000,000 shares 32,109,885 shares issued, 22,109,885 shares and outstanding	32,110	32,110
Paid-in capital	1,778,272	1,773,772
Accumulated (deficit)	(2,841,872)	(2,837,372)
Treasury Stock, 10 million shares	(50,000)	(50,000)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,081,490)	(1,081,490)

	$—	$—

The accompanying notes are an integral part of these financial statements

RAINWIRE PARTNERS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			INCEPTION
			OF DEVELOPMENT
			STAGE
	THREE MONTHS ENDED		(JANUARY 1, 2001)
	MARCH 31,		TO
			MARCH 31,
	2003	2002	2003

Revenues	$—	$—	$—
Expenses

Income (loss) from continuing operations	—	—	—
Discontinued Operations:
Loss from discontinued operations	4,500	—	349,945

Net income	$(4,500)	$—	$(349,945)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	22,109,885	9,609,885

Basic And Diluted Net Income Per Common Share	$—	$—
Income From Discontinued Operations	*	—

Basic And Diluted Net Income Per Common Share	*	$—

* Less than ($.01) per share

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RAINWIRE PARTNERS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			INCEPTION
			OF DEVELOPMENT
			STAGE
	Three Months Ended		(JANUARY 1, 2001)
	March 31,		TO
			MARCH 31,
	2003	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Discontinued Operations:
Adjustments to reconcile net loss to net cash flows used by discontinued activities
Loss from operations of discontinued business	$(4,500)	$—	$(349,945)
Stock issued for services		2,500	94,600
Capital contributed for services		40,000	312,200
Changes in assets and liabilities			—
Accounts receivable		21,962	21,962
Other current assets		12,700	12,700
Accounts payable		343,650	252,277
Accrued liabilities			40,800
Provision for loss on disposal of the business		(553,247)	(553,247)

Net cash flows used by discontinued activities	(4,500)	(132,435)	(168,653)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in other assets		6,255	6,255

Net cash flows from investing activities		6,255	6,255

CASH FLOWS FROM FINANCING ACTIVITIES
Related party loans	4,500	114,925	150,355
Proceeds from issuance of common stock		10,000	10,000

Net cash flows from financing activities	4,500	124,925	160,355

NET CHANGE IN CASH FLOW FOR THE YEAR	—	(1,255)	(2,043)
CASH, BEGINNING OF PERIOD		2,043	2,043

CASH, END OF PERIOD	$—	$788	$0

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Related party loan paid by issuance of 12 million shares of the Company’s common stock			$60,000

Redeemable Preferred Stock issued in exchange for 10 million shares of common stock of the Company			$50,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RAINWIRE PARTNERS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IS SHAREHOLDERS’ EQUITY

	COMMON STOCK
			PAID-IN	ACCUMULATED	TREASURY
	SHARES	AMOUNT	CAPITAL	(DEFICIT)	STOCK	TOTAL

Balance, December 31, 2000	7,609,886	$7,610	$1,321,472	$(2,491,927)	$—	$(1,162,845)
Shares issued for legal services at $.025 per share on August 29, 2001	100,000	100	2,400			2,500
Shares sold at $.05 per share on September 30, 2001	200,000	200	9,800			10,000
Shares issued to retire debt on August 29, 2001 at $.005 per share	12,000,000	12,000	48,000			60,000
Management services contributed to capital			40,000			40,000
Purchase of 10 million shares as treasury stock for issuance of 500,000 shares of Series D convertible debentures, October 15, 2001					(50,000)	(50,000)
Net income (loss) for the year				—		—

Balance, December 31, 2001	19,909,886	19,910	1,421,672	(2,491,927)	(50,000)	(1,100,345)
Correction of share issuances, prior year	(300,001)	(300)	300			—
Shares issued for compensation December 31:
at $.00671 per share	10,000,000	10,000	57,100			67,100
at $.01 per share	2,500,000	2,500	22,500			25,000
Contributed capital			272,200			272,200
Net (loss) for the year				(345,445)		(345,445)

Balance, December 31, 2002	32,109,885	32,110	1,773,772	(2,837,372)	(50,000)	(1,081,490)
Contributed capital			4,500			4,500
Net (loss) for the year				(4,500)		(4,500)

Balance, March 31, 2003	32,109,885	$32,110	$1,778,272	$(2,841,872)	$(50,000)	$(1,081,490)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

RAINWIRE PARTNERS, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of March 31, 2003 and the consolidated results of its operations and cash flows for the three months ended March 31, 2003 and 2002. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Form 10-KSB for the year ended December 31, 2002.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

This 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that certain statements in this 10-QSB are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors. Such uncertainties and risks include, among others, certain risks associated with government regulation, and general economic and business conditions. Actual events, circumstances, effects and results may be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. Consequently, the forward-looking statements contained herein should not be regarded as representations by the Company or any other person that the projected outcomes can or will be achieved.

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

B. Plan of Operations

The Company has had no operations since December 31, 2000 and is financially dependent on its shareholders, related parties and/or management, who have financed its existence to date. In the near term the Company will pursue an acquisition or merger to achieve profitable operations and adequate cash flows to meet its financial obligations.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that the Company has designed to ensure that it records, processes, summarizes and reports in a timely manner the information the Company must disclose in its reports filed under the Securities Exchange Act. Lyne Marchessault, President and Peggy A. Evans, Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Ms. Marchessault and Ms. Evans concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective.

(b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weakness.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     No material change.

Item 2. Changes in Securities and Use of Proceeds

     None.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K.

Form 8-K

     None.

Exhibits

99.1	Certification by Lyne Marchessault, President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Peggy A. Evans, Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 30, 2003.

Rainwire Partners, Inc., a Delaware corporation

By:	/s/ Lyne Marchessault

Name:	Lyne Marchessault
Title:	President

By:	/s/ Peggy Evans

Name:	Peggy Evans
Title:	Chief Financial and Accounting Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-QSB of Rainwire Partners, Inc. for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Lyne Marchessault, President of registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

     (1)  I have reviewed this quarterly report on Form 10-QSB of Rainwire Partners, Inc.;

     (2)  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     (3)  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report; and

     (4)  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5)  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     (6)  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 30, 2003	By:	/s/ Lyne Marchessault

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report on Form 10-QSB of Rainwire Partners, Inc., for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Peggy A. Evans, Chief Financial Officer of registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

     (1)  I have reviewed this quarterly report on Form 10-QSB of Rainwire Partners, Inc.;

     (2)  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     (3)  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report; and

     (4)  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5)  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     (6)  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 30, 2003	By:	/s/ Peggy A. Evans

Peggy A. Evans Chief Financial Officer

     This certification accompanies this Quarterly Report on Form 10-QSB pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.